Form 10-Q
period 1999-03-31
VMIC INC
filed 1999-05-14
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                        (X) QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999


                                       OR

                        ( ) TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____________
                                To _____________

                          ----------------------------

                         Commission File Number 0-25309
                                    VMIC, INC
             (Exact name of registrant as specified in its charter)

                          ----------------------------

           DELAWARE                                                63-09172
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification no.)



            12090 S. Memorial Parkway Huntsville Alabama 35803-3308
                                 (256) 880-0444
     (Address, including zip code and telephone number of principal offices)
                          ----------------------------

                                    NO CHANGE
       (Former name, address and fiscal year if changed since last report)
                          ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                          COMMON STOCK, $.10 PAR VALUE
                 4,539,716 SHARES OUTSTANDING ON March 31, 1999
                          ----------------------------

                                   VMIC, Inc.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1999




                                      INDEX



                                                                           Page

Part I.    FINANCIAL INFORMATION

Item 1     Condensed Financial Statements

           Balance Sheets as of March 31, 1999 (Unaudited)
           and September 30, 1998........................................... 2

           Statements of Income for the Three and Six-Months Ended
           March 31, 1998 and March 31, 1999 (Unaudited).................... 3

           Statements of Cash Flows for the Six-Months Ended March 31, 1998
           and March 31, 1999  (Unaudited).................................. 5

           Notes to Condensed Financial Statements (Unaudited).............. 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................... 9



Part II.   OTHER INFORMATION


           Signatures....................................................... 13

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

VMIC, Inc.
Condensed Balance Sheets

                                                                                             March 31,       September 30,
                                                                                               1999               1998
                                     ASSETS                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                                             $    238,276        $   527,972
    Accounts receivable (includes allowance for doubtful accounts of
      $408,383 and $384,383 at March 31, 1999 and September 30, 1998,
      respectively)                                                                          4,803,442          4,366,330
    Inventories                                                                              5,365,715          4,943,239
    Prepaid expenses                                                                           211,110            250,733
    Income tax receivable                                                                      219,454            573,771
    Deferred income taxes                                                                      954,929            954,929
                                                                                          ------------        -----------

           Total current assets                                                             11,792,926         11,616,974
Property, plant, and equipment, net                                                          8,557,681          9,033,922
Purchased product and software costs, net                                                      990,592            967,852
Software development costs                                                                   4,947,572          3,543,030
                                                                                          ------------        -----------

                                                                                         $  26,288,771      $  25,161,778
                                                                                         =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current
liabilities:
    Accounts payable                                                                     $   1,204,497       $  2,367,397
    Current portion of notes, mortgages, and capital leases                                  4,961,996          2,104,777
    Accrued liabilities                                                                      1,985,518          2,421,180
                                                                                         -------------       ------------
           Total current liabilities                                                         8,152,011          6,893,354
Notes, mortgages, and capital leases, less current portion above                             6,023,571          5,713,086
Deferred income taxes                                                                          808,101            808,101
                                                                                         -------------       ------------

           Total liabilities                                                                14,983,683         13,414,541
                                                                                         -------------       ------------
Stockholders' equity:
    Common stock, par value $.10 (10,000,000  shares  authorized;  4,539,716 and
      4,462,917 shares issued and outstanding at March 31, 1999
      and September 30, 1998, respectively)                                                    453,972            446,292
    Additional paid-in capital                                                               6,684,160          6,432,799
    Retained earnings                                                                        4,166,956          4,868,146
                                                                                         -------------       ------------

           Total stockholders' equity                                                       11,305,088         11,747,237
                                                                                         -------------       ------------
                                                                                         $  26,288,771      $  25,161,778
                                                                                         ==============     ==============

See notes to condensed financial statements.

VMIC, Inc.
Condensed Statements of Income
(Unaudited)

                                                                          Three months ended
                                                                     March 31,           March 31,
                                                                        1999               1998

Sales:
Hardware sales                                                         $ 6,500,062         $ 7,562,320
Software sales                                                             171,635             126,786
                                                                  -----------------  ------------------

                                                                  -----------------  ------------------
        Total sales                                                      6,671,697           7,689,106
                                                                  -----------------  ------------------

Cost and expenses:
    Cost of products sold                                                2,461,357           2,687,037
    Research and development expense                                     1,465,372           1,461,457
    Selling, general, and administrative expense                         3,129,330           3,140,612
                                                                  -----------------  ------------------

                                                                         7,056,059           7,289,106
                                                                  -----------------  ------------------

        Operating (loss) income                                          (384,362)             400,000

Other income (expense)                                                   (173,914)           (111,523)
                                                                  -----------------  ------------------

        (Loss) income before income taxes                                (558,276)             288,477

Benefit (provision) for income taxes                                       148,235            (92,314)
                                                                  -----------------  ------------------

         Net (loss) income                                           $   (410,041)         $   196,163

                                                                  =================  ==================

Net (loss) income per common and common equivalent share:
    Basic                                                                 $(0.090)              $0.044
                                                                  =================  ==================
    Diluted                                                               $(0.090)              $0.043
                                                                  =================  ==================

Weighted average common and common equivalent shares outstanding:
      Basic                                                              4,538,118           4,416,587
                                                                  =================  ==================
      Diluted                                                            4,538,118           4,566,442
                                                                  =================  ==================

See notes to condensed financial statements..


VMIC, Inc.
Condensed Statements of Income
(Unaudited)

                                                                             Six months ended
                                                                      March 31,           March 31,
                                                                        1999                1998

Sales:
Hardware sales                                                        $ 14,004,649        $ 14,999,988
Software sales                                                             372,146             273,349
                                                                  -----------------  ------------------

                                                                  -----------------  ------------------
        Total sales                                                     14,376,795          15,273,337
                                                                  -----------------  ------------------

Cost and expenses:
    Cost of products sold                                                5,312,637           5,217,529
    Research and development expense                                     3,047,625           2,940,435
    Selling, general, and administrative expense                         6,664,853           6,237,542
                                                                  -----------------  ------------------

                                                                        15,025,115          14,395,506
                                                                  -----------------  ------------------

           Operating (loss) income                                       (648,320)             877,831

Other income (expense)                                                   (312,218)           (233,826)
                                                                  -----------------  ------------------

           (Loss) income before income taxes                             (960,538)             644,005

Benefit (provision) for income taxes                                       259,345           (206,082)
                                                                  -----------------  ------------------

           Net (loss) income                                         $   (701,193)         $   437,923

                                                                  =================  ==================

Net (loss) income per common and common equivalent share:
    Basic                                                                 $(0.155)              $0.100
                                                                  =================  ==================
    Diluted                                                               $(0.155)              $0.097
                                                                  =================  ==================

Weighted average common and common equivalent shares outstanding:
      Basic                                                              4,519,100           4,374,779
                                                                  =================  ==================
      Diluted                                                            4,519,100           4,524,634
                                                                  =================  ==================
See notes to condensed financial statements..

VMIC, Inc.
Condensed Statements of Cash Flows



                                                                               Six months ended
                                                                             March, 31       March, 31
                                                                                1999           1998
Cash flows from operating activities:
    Net (loss) income                                                       $   (701,193)   $    437,923
     Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                           1,486,745      1,247,128
        Provision for losses on accounts receivable                                24,000         45,000
        Stock issued in lieu of cash compensation                                  21,794         75,000
        Gain on disposal of property and equipment                               (39,957)              0
        Change in operating assets and liabilities:
           Accounts receivable                                                  (461,112)      (277,695)
           Inventories                                                          (422,476)      (256,678)
           Prepaid expenses                                                        39,623       (27,503)
           Income tax receivable                                                  354,317         81,082
           Accounts payable                                                   (1,162,900)        465,346
           Accrued liabilities                                                  (435,662)        209,989
                                                                           --------------- --------------
               Total adjustments                                                (595,628)      1,561,669
                                                                           --------------- --------------
               Net cash (used in) provided by operating activities            (1,296,821)      1,999,592
                                                                           --------------- --------------

Cash flows from investing activities:
    Capital expenditures                                                        (725,221)    (1,701,089)
    Software development costs and purchased product and software costs       (1,712,505)      (940,743)
    Proceeds from dispositions of property, plant,
     and equipment                                                                 39,957              0
                                                                           --------------- --------------
               Net cash used in investing activities                          (2,397,769)    (2,641,832)
                                                                           --------------- --------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                    3,167,704        280,725
    Principal payments on long-term debt                                                0              0
    Proceeds from issuance of common stock                                        237,190      1,779,438
                                                                           --------------- --------------
               Net cash provided by financing activities                        3,404,894      2,060,163
                                                                           --------------- --------------
               Net (decrease) increase in cash and
                  cash equivalents                                              (289,696)      1,417,923
Cash and cash equivalents, beginning of year                                      527,972        339,101
                                                                           --------------- --------------

Cash and cash equivalents, end of period                                   $      238,276  $   1,757,024
                                                                           =============== ==============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $      367,000  $     266,000
                                                                           =============== ==============

    Cash paid during the period for income taxes                           $            0  $     125,000

                                                                           =============== ==============

See notes to condensed financial statements.

                                   VMIC, Inc.
                     Notes to Condensed Financial Statements

1.       Basis of Presentation

The accompanying unaudited condensed financial statements of VMIC, Inc. (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed financial statements as of and for the interim period ended March 31, 1999 should be read in conjunction with the Company's financial statements as of and for the year ended September 30, 1998 included in the Company's Form-10 filed March 29, 1999. Operating results for the three and six-months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. The September 30, 1998 balance sheet data presented hereinwas derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


 2.    Stock Options
       Options to purchase 5,500 shares of common stock were granted on varying dates throughout the quarter to employees under the Employee Stock Option Plan, at the market price as of the effective date. Also, options to purchase 4,560 shares of common stock were exercised during the quarter.



  3.   Comprehensive Income



       The Company does not have any difference between net income as reported and comprehensive income.

                                   VMIC, Inc.
                    Notes to Financial Statements-(Continued)





4.       Earnings Per Share

A summary of the calculation of basic and diluted earnings per share is as follows:

                                                                        Income                Shares             Per-Share
                                                                      (Numerator)         (Denominator)            Amount
                                                                 --------------------    -----------------    ----------------
                            Three months ended

                              March 31, 1999

Basic EPS:

   Loss available to common stockholders                              $   (410,041)        4,538,118          $   (0.090)

Effect of dilutive securities:

   Stock Options                                                                                   0



Diluted EPS                                                           $   (410,041)        4,538,118          $   (0.090)



                                                                     ----------------    -----------------     ---------------
                              Three months ended

                                March 31, 1998
Basic EPS:

   Income available to common stockholders                            $     196,163        4,416,587          $   0.044

Effect of dilutive securities:

   Stock Options                                                                             149,855



Diluted EPS                                                           $     196,163        4,566,442          $   0.043








                                                                        Income                Shares             Per-Share
                                                                      (Numerator)         (Denominator)            Amount
                                                                 --------------------    -----------------    ----------------
                             Six months ended

                              March 31, 1999
Basic EPS:

   Loss available to common stockholders                              $   (701,193)        4,519,100          $   (0.155)

Effect of dilutive securities:

   Stock Options                                                                                   0



Diluted EPS                                                           $   (701,193)        4,519,100          $   (0.155)



                                                                     ----------------    -----------------     ---------------
                               Six months ended

                                March 31, 1998
Basic EPS:

   Income available to common stockholders                            $     437,923        4,374,779          $   0.100

Effect of dilutive securities:

   Stock Options                                                                             149,855


Diluted EPS                                                           $     437,923        4,524,634          $   0.097


                                   VMIC, Inc.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN MORE DETAIL IN THE COMPANY'S REGISTRATION ON FORM 10, AND IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION OF THIS QUARTERLY REPORT. THESE FORWARD-LOOKING STATEMENTS CAN BE GENERALLY IDENTIFIED AS SUCH BECAUSE THE CONTENT OF THE STATEMENTS WILL USUALLY CONTAIN SUCH WORDS AS THE COMPANY OR MANAGEMENT "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, GOALS OR STRATEGIES ARE FORWARD-LOOKING STATEMENTS.


OVERVIEW

         VMIC is a leading independent designer and manufacturer of embedded computer solutions based upon a wide variety of open standard bus designs such as VME, CPCI, PCI, PMC, Multibus, ISA, and special custom buses. The Company's products are used by original equipment manufacturers ("OEMs"), systems integrators and end-users in various industries; including manufacturing automation, Telecommunications, Simulation and Training, environmental monitoring, and Test and Measurement.

         The Company markets and sells more than 200 different products worldwide, including application-specific embedded computer subsystems, board-level modules, control and driver software, and network products. In addition to offering standard commercial products, the Company is involved in the development of custom products for high-volume applications.

         VMIC continues to invest heavily in new and enhanced technology, including software, and has focused its attention on highly vertical markets to support faster growth, more consistent profitability, and enhanced shareholder value.



         SALES. Sales decreased 13.2% to $6.7 million for the three-month period ended March 31, 1999, from $7.7 million for the three month period ended March 31, 1998. Hardware sales accounted for $6.5 million of the company sales for the three-month period ended March 31, 1999 compared to $7.6 million during the same period in 1998. The reduction of sales was caused by a weak backlog coupled with continued weakness in orders during the first and second quarters of fiscal year 1999. Software sales increased 35% to $0.17 million for the three-month period ended March 31, 1999 from $0.13 million for the same period in 1998. Of the hardware sales, sales of the Company's reflective Memory products accounted for $1.9 million of the Company's sales for the three-month period ended March 31, 1999, compared to $2.2 million for the same period in 1998.

         Sales decreased 5.9% to $14.4 million for the six-month period ended March 31, 1999, from $15.3 million for the six-month period ended March 31, 1998. Hardware sales accounted for $14.0 million of the Company's sales for the six-month period ended March 31, 1999, compared to 15.0 million during the same period in 1998. Software sales increased 36% to $0.37 million for the six-month period ended March 31, 1999, from $0.27 million for the same period in 1998. Of the hardware sales, sales of the Company's reflective Memory products accounted for $4.1 million, or 28% of the Company's sales for the six-month period ended March 31, 1999, compared to 29%, or $4.4 million for the same period in 1998.

                            VMIC, Inc.

         GROSS MARGINS. The Company's average gross margin decreased from 65% in the three-month period ended March 31, 1998 to 63% in the three-month period ended March 31, 1999. For the same periods the gross margin for hardware decreased from 65% to 61% and software margins decreased from 46% to 10.4%. The decline in software margins was attributable to increased amortization of software development costs in the second quarter. The Company's average gross margin decreased from 66% in the six-month period ended March 31, 1998 to 63% in the six-month period ended March 31, 1999. During this period the gross margin for hardware decreased from 66% to 64% and software margins decreased from 51% to 23%.


     COST OF SALES. Cost of sales decreased 8.4% from $2.7 million for the three-month period ended March 31, 1998 to $2.5 million for the three-month period ended March 31, 1999. The decrease is less than the percentage reduction in sales because of the increased sales of lower-margin single-board PC computers, increased warranty expense and the amortization associated with the Company's capitalized software product investment. Cost of sales increased 1.8% from $5.2 million for the six-month period ended March 31, 1998 to $5.3 million for the six-month period ended March 31, 1999 primarily because of increases in software development amortization, increases in warranty expenses and the increased sale of lower margin products.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the three-month period ended March 31, 1999, selling, general, and administrative expenses decreased approximately 0.4%, from $3.14 million for the three-month period ended March 31, 1998 to $3.13 million for the three-month period ended March 31, 1999. This decrease is primarily attributed the reduction of the Company's administrative work force. For the six-month period ended March 31, 1999, selling, general, and administrative expenses increased approximately 6.9%, from $6.24 million for the six-month period ended March 31, 1998 to $6.66 million for the six-month period ended March 31, 1999. This increase is primarily attributed the growth of the sales organization in the first quarter.

         RESEARCH AND DEVELOPMENT EXPENSE. For the three-month period ended March 31, 1999, research and development (R&D) expense increased 0.3%, from $1.46 million for the three-month period ended March 31, 1998 to $1.47 million for the three-month period ended March 31, 1999. R&D expense as a percentage of sales increased to 22.0% for the three-month period ended March 31, 1999 from 19.3% in the three-month period ended March 31, 1998. This percentage increase was caused by the decrease in product sales. For the six-month period ended March 31, 1999, R&D expense increased 3.6%, from $2.94 million for the six-month period ended March 31, 1998 to $3.05 million for the six-month period ended March 31, 1999. R&D expense as a percentage of sales increased to 21.1% for the six-month period ended March 31, 1999 from 19.3% in the six-month period ended March 31, 1998. This increase was mainly caused by increased investments in software development made in the first quarter.

         INCOME TAXES. Income taxes as a percentage of income before taxes was 32.0% for the three-month period ended March 31, 1998 as compared to 26% for the three-month period ended March 31, 1999. Income taxes as a percentage of income before taxes was 32.0% for the six-month period ended March 31, 1998 as compared to 27.0% for the six-month period ended March 31, 1999.

         EARNINGS PER SHARE. For the three-month period ended March 31, 1999, net loss per weighted average common and common equivalent share was $(0.090) per basic share compared to net income of $0.044 per basic share for the three-month period ended March 31, 1998. For the three-month period ended March 31, 1999, net loss per weighted average common and common equivalent share, assuming dilution, was $(0.090) per diluted share compared to net income of $0.043 per diluted share for the three-month period ended March 31, 1998. For the six-month period ended March 31, 1999, net loss per weighted average common and common equivalent share was $(0.155) per basic share compared to net income of $0.10 per basic share for the six-month period ended March 31, 1998. For the six-month period ended March 31, 1999, net loss per weighted average common and common equivalent share, assuming dilution, was $(0.155) per diluted share compared to net income of $0.097 per diluted share for the six-month period ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company's cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs.

                                   VMIC, Inc.

      Working capital was $4.7 million and $3.64 million at September 30, 1998 and March 31, 1999, respectively. Cash used in operating activities was $(1.30) million for the three months ended March 31, 1999 as compared to cash provided by operating activities of $2.00 million for the three months ended March 31, 1998 this decrease occurred as a result of the net loss experienced for the quarter ended March 31, 1999 and changes in operating assets and liabilities. Cash used for investing activities was $(2.40) million for the three months ended March 31, 1999 as compared to $(2.64) million for the same period in 1998. Cash provided by financing activities was $3.40 million and $2.06 million for the three months ended March 31, 1999 and 1998, respectively.

      The  Company  believes  that  its  financial   resources,   including  its
internally generated funds and debt capacity, will be sufficient to finance the Company's current operations and capital expenditures for the next 12 months.

EFFECTS OF INFLATION

      Substantially all contracts awarded to the Company have been based on proposals which reflect estimated cost increases due to inflation. Historically, inflation has not had a significant impact on the Company.


YEAR 2000

      OVERVIEW. Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could cause significant software failures or miscalculations and is generally referred to as the "Year 2000" problem.

       The Company recognizes that the impact of the Year 2000 problem extends beyond its computer hardware and software and may affect utility and telecommunication services, as well as the systems of customers and suppliers. The Year 2000 problem is being addressed by a team within the Company and progress is reported periodically to management. The Company has committed resources to conduct extensive risk assessments and to take corrective action, where appropriate, within each of the following areas:


       VMIC PRODUCTS. VMIC has initiated extensive internal Year 2000 testing and analysis of its products. The Company believes that a majority of its products are Year 2000 compliant and VMIC anticipates maintaining compliance in future revisions of any product that is currently compliant.


       INTERNAL INFORMATION SYSTEMS. The Company's internal information systems utilize hardware and software from several commercial suppliers. The Company has investigated its internal information systems for Year 2000 compliance, and certain modifications have already been identified and corrected on critical systems to ensure that the Company's operations will be Year 2000 compliant. This effort will continue throughout 1998 and 1999.


       THIRD PARTIES. The Company has had initial communications with certain of its significant suppliers and customers to evaluate their Year 2000 compliance plans, state of readiness and to determine the extent to which the Company's systems may be affected by the failure of others to remedy their own Year 2000 issues. VMIC is conducting a Year 2000 certification program with all of its critical suppliers, which will be completed by the end of 1998. In addition, Year 2000 compliance is a prerequisite to new supplier relationships. VMIC is also in the process of distributing a Year 2000 assessment form to other parties in order to provide VMIC with further information as to their Year 2000 conversion progress. However, the Company has received only preliminary responses from such parties and has not independently confirmed all of the information received from other parties with respect to the Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's business, financial condition or results of operations.

                                   VMIC, Inc.

       CONTINGENCY PLANS. Because the Company's Year 2000 conversions are expected to be completed prior to any potential disruption to the Company's business, VMIC has not yet completed the development of a comprehensive Year 2000 specific contingency plan. If VMIC determines that its business is at material risk of disruption due to the Year 2000 problem, or anticipates that its Year 2000 conversion will not be completed in a timely fashion, the Company will work to enhance its contingency plan.


       COST FOR YEAR 2000 COMPLIANCE. The Company believes that the total cost of Year 2000 compliance activity will not be material to the Company's operations, liquidity and capital resources. VMIC estimates that the total cost for its Year 2000 compliance will be approximately $55,000, which represents 833 hours of internal analysis, modification and testing and $15,000 for hardware and software upgrades. As of March 31, 1999, the Company had completed its software and hardware upgrades and approximately 730 of hours of Year 2000 analysis, modification and testing at a cost of approximately $50,000.



       YEAR 2000 RISKS FACED BY VMIC. Although the Company believes that its Year 2000 compliance program is comprehensive, the Company may not be able to identify, successfully remedy or assess all date-handling problems in its business systems or operations or those of its customers and suppliers. As a result, the Year 2000 problem could have a materially adverse affect on the Company's business financial condition or results of operation.

                                 VMIC, Inc.



PART II - OTHER INFORMATION
Signatures




           MANAGEMENT REPRESENTATION. The accompanying unaudited Balance Sheet at March 31, 1999, and Balance Sheet at September 30, 1998 as well as the unaudited Statements of Income and Statements of Cash Flows for the three and six-months ended March 31, 1999, and 1998, have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.





May 14 , 1999                               By:  Gordon Hubbert

Date
                                       Gordon Hubbert
                                       Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VMIC, Inc.


May 14, 1999                               By:  Carroll E. Williams

Date                                            Carroll E. Williams
                                                President and Chief
                                                Executive Officer