Form 10-Q
period 1998-12-31
VMIC INC
filed 1999-06-23
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                        (X) QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998


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

                          COMMON STOCK, $.10 PAR VALUE
                4,447,586 SHARES OUTSTANDING ON December 31, 1998
                          ----------------------------

                                   FORM 10-Q
                                   VMIC, Inc.

             QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 1998




                                      INDEX



                                                                           Page

Part I.    FINANCIAL INFORMATION
Item 1     Financial Statements

           Statements of Income for the Three Months Ended
           December 31, 1998 and December 31, 1997 (Unaudited).............3


           Balance Sheets as of December 31, 1998 (Unaudited)
           and September 30, 1998..........................................4


           Statements of Cash Flows for the Three Months
           Ended December 31, 1998 and December 31, 1997  (Unaudited)......5


           Notes to Condensed Financial Statements (Unaudited).............6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................8



Part II.   OTHER INFORMATION


           Signatures......................................................12

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

VMIC, Inc.
Condensed Balance Sheets

                                                                                       December 31,     December 31
                                                                                           1998               1998
                                     ASSETS                                            (Unaudited)

Current assets:
    Cash and cash equivalents
                                                                                                        $         527,972
    Accounts  receivable  (includes  allowance for doubtful accounts of $396,383 and $384,383 at December 31, 1998 and September 30, 1998,
      respectively)                                                                  $      4,393,515           4,366,330
    Inventories                                                                             5,425,108           4,943,239
    Prepaid expenses                                                                          323,540             250,733
    Income tax receivable                                                                     573,771             573,771
    Deferred income taxes                                                                     954,929             954,929
                                                                                     -----------------  ------------------

           Total current assets                                                            11,670,863          11,616,974
Property, plant, and equipment, net                                                         8,732,213           9,033,922
Purchased product and software costs, net                                                     982,079             967,852
Software development costs                                                                  4,243,540           3,543,030
                                                                                     -----------------  ------------------

                                                                                     $     25,628,695   $      25,161,778
                                                                                     =================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current
liabilities:
    Accounts payable                                                                     $  2,025,260   $       2,367,397
    Bank overdraft                                                                            204,139
    Current portion of notes, mortgages, and capital leases                                 2,394,437           2,104,777
    Accrued liabilities                                                                     1,796,764           2,421,180
                                                                                     -----------------  ------------------

           Total current liabilities                                                        6,420,600           6,893,354
Notes, mortgages, and capital leases, less current portion above                            6,744,280           5,713,086
Deferred income taxes                                                                         808,101             808,101
                                                                                     -----------------  ------------------

           Total liabilities                                                               13,972,981          13,414,541
                                                                                     -----------------  ------------------

Stockholders' equity:
    Common stock, par value $.10 (10,000,000  shares  authorized;  4,528,280 and
      4,462,917 shares issued and outstanding at December 31, 1998
      and September 30, 1998, respectively)                                                   452,828             446,292
    Additional paid-in capital                                                              6,625,879           6,432,799
    Retained earnings                                                                       4,577,007           4,868,146
                                                                                     -----------------  ------------------

           Total stockholders' equity                                                      11,655,714          11,747,237
                                                                                     -----------------  ------------------

                                                                                     $     25,628,695   $      25,161,778
                                                                                     =================  ==================

See notes to condensed financial statements.


VMIC, Inc.
Condensed Statements of Income
(Unaudited)                                                                   Three months ended
                                                                      December 31,       December 31,
                                                                        1998               1997
Sales:
Hardware sales                                                    $      7,504,586   $       7,437,668
Software sales                                                             200,511             146,563
                                                                  -----------------  ------------------

                                                                  -----------------  ------------------
        Total sales                                                      7,705,097           7,584,231
                                                                  -----------------  ------------------

Cost and expenses:
    Cost of products sold                                                2,851,280           2,530,492
    Research and development expense                                     1,582,253           1,478,978
    Selling, general, and administrative expense                         3,535,523           3,096,930
                                                                  -----------------  ------------------

                                                                         7,969,056           7,106,400
                                                                  -----------------  ------------------

           Operating (loss) income                                       (263,959)             477,831

Other income (expense)                                                   (138,302)           (122,304)
                                                                  -----------------  ------------------

           (Loss) income before income taxes                             (402,261)             355,527

Benefit (provision) for income taxes                                       111,110           (113,768)
                                                                  -----------------  ------------------

           Net (loss) income                                      $      (291,151)   $         241,759
                                                                  =================  ==================

Net (loss) income per common and common equivalent share:
    Basic                                                                 $(0.065)              $0.058
                                                                  =================  ==================
    Diluted                                                               $(0.065)              $0.056
                                                                  =================  ==================

Weighted average common and common equivalent shares outstanding:
      Basic                                                              4,447,586           4,135,117
                                                                  =================  ==================
      Diluted                                                            4,447,586           4,284,973
                                                                  =================  ==================

See notes to condensed financial statements..


VMIC, Inc.
Condensed Statements of Cash Flows
                                                                                 Three months ended
                                                                             December, 31      December, 31
                                                                                1998             1997

Cash flows from operating activities:
    Net (loss) income                                                     $     (291,151)  $       241,759
     Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                             733,112          616,045
        Provision for losses on accounts receivable                                12,000           22,500
        Stock issued in lieu of cash compensation                                  20,700           37,500
        Gain on disposal of property and equipment                               (24,854)                -
        Change in operating assets and liabilities:
           Accounts receivable                                                   (39,185)         (31,684)
           Inventories                                                          (481,869)         (61,984)
           Prepaid expenses                                                      (72,807)         (38,974)
           Income tax receivable                                                (111,110)           13,768
           Accounts payable                                                     (342,145)          621,440
           Accrued liabilities                                                  (513,306)          115,991
                                                                          ---------------- ----------------
               Total adjustments                                                (819,464)        1,294,602
                                                                          ---------------- ----------------
               Net cash (used in) provided by operating activities            (1,110,615)        1,536,361
                                                                          ---------------- ----------------

Cash flows from investing activities:
    Capital expenditures                                                        (299,959)        (672,894)
    Software development costs and purchased product and software costs         (846,161)        (443,057)
    Proceeds from dispositions of property, plant,
     and equipment                                                                 24,854                0
                                                                          ---------------- ----------------
               Net cash used in investing activities                          (1,121,266)      (1,115,951)
                                                                          ---------------- ----------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                    1,320,854                0
    Principal payments on long-term debt                                                0        (606,413)
    Increase in bank overdraft                                                    204,139                0
    Proceeds from issuance of common stock                                        178,916        1,801,708
                                                                          ---------------- ----------------
               Net cash provided by financing activities                        1,703,909        1,195,295
                                                                          ---------------- ----------------
               Net (decrease) increase in cash and
                  cash equivalents                                              (527,972)        1,615,705
Cash and cash equivalents, beginning of year                                      527,972          339,101
                                                                          ---------------- ----------------

Cash and cash equivalents, end of period                                  $              0 $      1,954,806
                                                                          ================ ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                              $        170,000 $        138,000
                                                                          ================ ================

    Cash paid during the period for income taxes                          $              0 $        125,000
                                                                          ================ ================

See notes to condensed financial statements.



                                   VMIC, Inc.
                     Notes to Condensed Financial Statements

1.       Basis of Presentation

 The accompanying unaudited condensed financial statements of VMIC, Inc. (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed financial statements as of and for the interim period ended December 31, 1998 should be read in conjunction with the Company's financial statements as of and for the year ended September 30, 1998 included in the Company's Form-10 filed March 29,
 1999. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. The September 30, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


 2.    Stock Options
No options to purchase shares of common stock were granted during the quarter to employees under the Employee Stock Option Plan. Also, options to purchase 57,363 shares of common stock were exercised during the quarter.



  3.   Comprehensive Income



       The Company does not have any difference between net income as reported and comprehensive income.


                                                                  VMIC, Inc.
                                                  Notes to Financial Statements-(Continued)





  4.   Earnings Per Share

       A summary of the calculation of basic and diluted earnings per share is as follows:

                                                                        Income                Shares             Per-Share
                                                                       (Numerator)         (Denominator)            Amount
                                                                 --------------------    -----------------    ----------------
                            Three months ended

                             December 31, 1998

       Basic EPS:

          Loss available to common stockholders                       $   (291,151)        4,447,586          $   (0.065)

       Effect of dilutive securities:

          Stock Options                                                                            0



       Diluted EPS                                                    $   (291,151)        4,447,586          $   (0.065)



                                                                     ----------------    -----------------     ---------------
                              Three months ended

                               December 31, 1997
       Basic EPS:

          Income available to common stockholders                     $     241,759        4,135,117          $   0.058

       Effect of dilutive securities:

          Stock Options                                                                      149,856



       Diluted EPS                                                    $     241,759        4,284,973          $   0.056




                                   FORM 10-Q
                                   VMIC, Inc.



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


COMPARISON OF OPERATING RESULTS FOR FISCAL FIRST QUARTER 1999
WITH FISCAL FIRST QUARTER 1998


         SALES. Sales increased 1.6 % to $7.70 million for the three-month period ended December 31, 1998, from $7.58 million for the three-month period ended December 31, 1997. Hardware sales accounted for approximately $7.5 million or 97 % of the Company's sales for the three-month period ended December 31, 1998, compared to $7.4 million or 98 % of sales during the same period in 1997. Of the hardware sales, sales of the Company's reflective Memory products accounted for approximately $2.17 million or 28 % of the Company's sales for the three-month period ended December 31, 1998, compared to $2.20 million or 29 % of sales during the same period in 1997. The Company's software sales of IOWorks accounted for approximately $201 thousand or 3 % of the Company's sales for the three-month period ended December 31, 1998, compared to $147 thousand or 2 % of sales during the same period in 1997. International sales increased 53.6 % to $2.06 million for the three-month period ended December 31, 1998, from $1.34 million for the three-month period ended December 31, 1997.

    GROSS MARGINS. The Company's average gross margin decreased from 66.6 % in the three-month period ended December 31, 1997 to 63.0 % in the three-month period ended December 31, 1998. During this period the gross margin for hardware decreased from 67.5 % to 63.8 %and software margins decreased from 54.6 % to
34.5 %. This increase is attributed to increased sales of lower-margin single-board PC computers, increased warranty expense and the amortization associated with the Company's capitalized software product investment

         COST OF SALES. Cost of sales increased 12.6% from $2.53 million for the three-month period ended December 31, 1997 to $2.85 million for the three-month period ended December 31, 1998. This increase is attributed to increased sales of lower-margin single-board PC computers, increased warranty expense and the amortization associated with the Company's capitalized software product investment.

         GROSS PROFIT. For the three-month period ended December 31, 1998, gross profit decreased 4 % to $4.85 million, from $5.05 million for the three-month period ended December 31, 1997. This decrease is attributed to increased sales of lower-margin single-board PC computers, increased warranty expense and the amortization associated with the Company's capitalized software product investment.


         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the three-month period ended December 31, 1998, selling, general, and administrative (SG&A) expenses increased approximately 14 %, from $3.10 million for the three-month period ended December 31, 1997 to $3.50 million for the three-month period ended December 31, 1998. This increase is primarily attributed the growth of the Company's sales organization. During the first quarter, the Company addressed its increasing SG&A expenses by reducing its administrative work force. The Company believes that SG&A cost reductions will be realized commencing in the second quarter of the 1999 fiscal year.


         RESEARCH AND DEVELOPMENT EXPENSE. For the three-month period ended December 31, 1998, research and development (R&D) expenses increased 6.7 %, from $1.48 million for the three-month period ended December 31, 1997 to $1.58 million for the three-month period ended December 31, 1998. R&D expense as a percentage of sales increased to 20.5 for the three-month period ended December 31, 1998 from 19.5 % in the three-month period ended December 31, 1997. The Company's increased R&D expenses resulted from increased investments in software development. During the first quarter, the Company addressed its increasing R&D expenses by reducing its R&D work force.


         INTEREST EXPENSE. Interest expenses increased 23.2 %, from $138 thousand for the three-month period ended December 31, 1997 to $170 thousand for the three-month period ended December 31, 1998. This increase is attributed to the construction loans for the new sales building, increases in capital investments for machinery and computers, and interest on the Company's line of credit.


     INCOME TAXES. Income taxes as a percentage of income before taxes was 27.6 % in the three-month period ended December 31, 1997 as compared to 32.0 % in the three-month period ended December 31, 1997.

         EARNINGS PER SHARE. For the three-month period ended December 31, 1998, net loss per weighted average common and common equivalent share was $(0.065) per basic share compared to net income of $0.058 per basic share for the three-month period ended December 31, 1997. For the three-month period ended December 31, 1998, net loss per weighted average common and common equivalent share, assuming dilution, was $(0.065) per diluted share compared to net income of $0.056 per diluted share for the three-month period ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company's cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs. As of December 31, 1998, the Company's $7 million working line of credit availability was $5.83 million, and its $2 million equipment line of credit availability was $890,000

      Working capital was $4.7 million and $5.3 million at September 30, 1998 and December 31, 1998, respectively. Cash used in operating activities was$(1.1) million for the three months ended December 31, 1998 as compared to cash provided by operating activities of $1.5 million for the three months ended December 31, 1997 this decrease occurred as a result of the net loss experienced for the quarter ended December 31, 1998 and changes in operating assets and liabilities. Cash used for investing activities was $(1.1) million for both the three months ended December 31, 1998 and 1997. Cash provided by financing activities was $1.7 million and $1.2 million for the three months ended December 31, 1998 and 1997, respectively.


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

       COST FOR YEAR 2000 COMPLIANCE. The Company believes that the total cost of Year 2000 compliance activity will not be material to the Company's operations, liquidity and capital resources. VMIC estimates that the total cost for its Year 2000 compliance will be approximately $55,600, which represents 833 hours of internal analysis, modification and testing and $15,000 for hardware and software upgrades. As of December 31, 1998, the Company had completed 450 hours of Year 2000 compliance work at a cost of $21,600.



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

                                   FORM 10-Q
                                   VMIC, Inc.

PART II - OTHER INFORMATION
SIGNATURES

MANAGEMENT REPRESENTATION


           The accompanying unaudited Balance Sheets at December 31, 1998, and December 31, 1997 as well as the Statements of Income, Statements of Changes in Stockholders' Equity and Statements of Cash Flows for the three months December 31, 1998, and 1997, have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.





June 22, 1999
                                       By:Gordon Hubbert
Date
                                       Gordon Hubbert
                                       Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VMIC, Inc.

June 22, 1999                            By:Carroll E. Williams

Date                                    Carroll E. Williams
                                        President and Chief
                                        Executive Officer
VMIC, Inc.