Form 10-Q
period 1999-06-30
VMIC INC
filed 1999-08-16
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                        (X) QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999


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

                          COMMON STOCK, $.10 PAR VALUE
                 4,551,566 SHARES OUTSTANDING ON JUNE 30, 1999
                          ----------------------------

                                   FORM 10-Q
                                   VMIC, Inc.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1999


                                     INDEX

                                                                           Page

Part I.   FINANCIAL INFORMATION
Item 1    Financial Statements

          Balance Sheets as of June 30, 1999 (Unaudited)
          and September 30, 1998..............................................2

          Statements of Income for the Three and Nine Months Ended
          June 30, 1999 and June 30, 1998 (Unaudited).........................3

          Statements of Cash Flows for the Nine Months Ended June 30, 1999
          and June 30, 1998  (Unaudited)......................................5

          Notes to Condensed Financial Statements (Unaudited).................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................9



Part II.  OTHER INFORMATION


          Signatures.........................................................14

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

VMIC, Inc.
Condensed Balance Sheets





                                   VMIC, Inc.
                            Condensed Balance Sheets

                                                                                            June 30,         September 30,
                                                                                             1999                1998
                                                                                          (Unaudited)

    Cash and cash equivalents                                                             $     25,878       $    527,972

    Accounts  receivable  (includes  allowance for doubtful accounts of $408,383 and $384,383 at June 30, 1999 and September 30, 1998,
      respectively)                                                                          3,947,385          4,366,330
    Inventories                                                                              5,896,747          4,943,239
    Prepaid expenses                                                                           162,129            250,733
    Income tax receivable                                                                      106,553            573,771
    Deferred income taxes                                                                      954,929            954,929
                                                                                     ------------------ ------------------

           Total current assets                                                             11,093,621         11,616,974
Property, plant, and equipment, net                                                          8,615,481          9,033,922
Purchased product and software costs, net                                                    1,047,605            967,852
Software development costs                                                                   5,382,449          3,543,030
                                                                                     ------------------ -----------------

                                                                                         $  26,139,156      $  25,161,778
                                                                                     ================== ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current
liabilities:
    Accounts payable                                                                     $   1,846,173       $  2,367,397
    Current portion of notes, mortgages, and capital leases                                  4,961,996          2,104,777
    Accrued liabilities                                                                      1,821,174          2,421,180
                                                                                     ------------------ ------------------

           Total current liabilities                                                         8,629,343          6,893,354
Notes, mortgages, and capital leases, less current portion above                             5,683,137          5,713,086
Deferred income taxes                                                                          808,101            808,101
                                                                                     ------------------ ------------------

           Total liabilities                                                                15,120,581         13,414,541
                                                                                     ------------------ ------------------

Stockholders' equity:
    Common stock, par value $.10 (10,000,000  shares  authorized;  4,551,566 and
      4,462,917 shares issued and outstanding at June 30, 1999
      and September 30, 1998, respectively)                                                    455,157            446,292
    Additional paid-in capital                                                               6,700,306          6,432,799
    Retained earnings                                                                        3,863,112          4,868,146
                                                                                     ------------------ ------------------

           Total stockholders' equity                                                       11,018,575         11,747,237
                                                                                     ------------------ ------------------

                                                                                         $  26,139,156      $  25,161,778
                                                                                     ================== ==================

See notes to condensed financial statements.

VMIC, Inc.
Condensed Statements of Income
(Unaudited)

                                                                           Three months ended
                                                                       June 30,             June 30,
                                                                        1999                  1998
Sales:
Hardware sales                                                       $   5,889,997        $  7,521,487
Software sales                                                             225,528             240,497
                                                                  -----------------  ------------------

                                                                  -----------------  ------------------
        Total sales                                                      6,115,525           7,761,984
                                                                  -----------------  ------------------

Cost and expenses:
    Cost of products sold                                                2,367,541           2,646,462
    Research and development expense                                     1,251,995           1,559,705
    Selling, general, and administrative expense                         2,706,774           3,286,628
                                                                  -----------------  ------------------


                                                                  -----------------  ------------------

           Operating (loss) income                                       (210,785)             269,189

Other income (expense)                                                   (205,441)           (108,893)
                                                                  -----------------  ------------------

           (Loss) income before income taxes                             (416,226)             160,296

Benefit (provision) for income taxes                                       112,381            (51,294)
                                                                  -----------------  ------------------

           Net (loss) income                                         $   (303,845)         $   109,002
                                                                  =================  ==================

Net (loss) income per common and common equivalent share:
    Basic                                                                 $(0.067)              $0.025
                                                                  =================  ==================
    Diluted                                                               $(0.067)              $0.024
                                                                  =================  ==================

Weighted average common and common equivalent shares outstanding:
      Basic                                                              4,549,591           4,433,752
                                                                  =================  ==================
      Diluted                                                            4,549,591           4,583,607
                                                                  =================  ==================

See notes to condensed financial statements.

VMIC, Inc.
Condensed Statements of Income
(Unaudited)

                                                                           Nine months ended
                                                                       June 30,              June 30,
                                                                         1999                  1998

Sales:
Hardware sales                                                       $  19,894,646       $  22,521,476
Software sales                                                             597,674             513,846
                                                                  -----------------  ------------------

                                                                  -----------------  ------------------
        Total sales                                                     20,492,320          23,035,322
                                                                  -----------------  ------------------

Cost and expenses:
    Cost of products sold                                                7,680,178           7,863,991
    Research and development expense                                     4,299,620           4,500,140
    Selling, general, and administrative expense                         9,371,628           9,524,170
                                                                  -----------------  ------------------


                                                                  -----------------  ------------------

           Operating (loss) income                                       (859,106)           1,147,021

Other income (expense)                                                   (517,658)           (342,720)
                                                                  -----------------  ------------------

           (Loss) income before income taxes                           (1,376,764)             804,301

Benefit (provision) for income taxes                                       371,730           (257,364)
                                                                  -----------------  ------------------

           Net (loss) income                                        $  (1,005,034)       $     546,937
                                                                  =================  ==================

Net (loss) income per common and common equivalent share:
    Basic                                                           $      (0.222)       $       0.124
                                                                  =================  ==================
    Diluted                                                         $      (0.222)       $       0.120
                                                                  =================  ==================

Weighted average common and common equivalent shares outstanding:
      Basic                                                              4,529,263           4,394,437
                                                                  =================  ==================
      Diluted                                                            4,529,263           4,544,292
                                                                  =================  ==================

See notes to condensed financial statements.

VMIC, Inc.
Condensed Statements of Cash Flows

                                                                               Nine months ended
                                                                               June 30,       June 30,
                                                                                1999           1998

Cash flows from operating activities:
    Net (loss) income                                                        $(1,005,034)    $   546,937
     Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
        Depreciation and amortization                                           2,247,451      1,954,113
        Provision for losses on accounts receivable                                24,000         67,500
        Stock issued in lieu of cash compensation                                 115,280        112,500
        Gain on disposal of property and equipment                               (39,957)        (3,322)
        Change in operating assets and liabilities:
           Accounts receivable                                                    394,945      (357,797)
           Inventories                                                          (953,508)      (681,120)
           Prepaid expenses                                                        88,604       (42,742)
           Income tax receivable                                                  467,218        132,376
           Accounts payable                                                     (521,224)        526,022
           Accrued liabilities                                                  (600,006)        351,841
                                                                           --------------- --------------
               Total adjustments                                                1,222,803      2,059,371
                                                                           --------------- --------------
               Net cash provided by operating activities                          217,769      2,606,308
                                                                           --------------- --------------

Cash flows from investing activities:
    Capital expenditures                                                      (1,383,448)    (2,304,480)
    Software development costs and purchased product and software costs       (2,364,734)    (1,446,544)
    Proceeds from dispositions of property, plant,
     and equipment                                                                 39,957          3,322
                                                                           --------------- --------------
               Net cash used in investing activities                          (3,708,225)    (3,747,702)
                                                                           --------------- --------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                    2,827,270        320,624
    Proceeds from issuance of common stock                                        161,092      1,806,298
                                                                           --------------- --------------
               Net cash provided by financing activities                        2,988,362      2,126,922
                                                                           --------------- --------------
               Net (decrease) increase in cash and
                  cash equivalents                                              (502,094)        985,528
Cash and cash equivalents, beginning of year                                      527,972        339,101
                                                                           --------------- --------------

Cash and cash equivalents, end of period                                     $     25,878    $ 1,324,629
                                                                           =============== ==============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $    583,000    $   400,000
                                                                           =============== ==============

    Cash paid during the period for income taxes                             $         0     $   125,000
                                                                           =============== ==============

See notes to condensed financial statements.

                                   VMIC, Inc.
                     Notes to Condensed Financial Statements

1.   Basis  of  Presentation
     The accompanying unaudited condensed financial statements of VMIC, Inc. ("VMIC") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed financial statements as of and for the interim period ended June 30, 1999 should be read in conjunction with VMIC's financial statements as of and for the year ended September 30, 1998 included in VMIC's Form-10 filed March 29, 1999. Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year to end September 30, 1999. The September 30, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

 2.    Stock Options
       No options to purchase shares of common stock were granted during the quarter to employees under the Employee Stock Option Plan. Options to purchase 15,205 shares of common stock were exercised during the quarter.



  3.   Comprehensive Income

       VMIC does not have any difference between net income as reported and comprehensive income.





4.       Inventories

         Inventories are valued at standard cost, which approximates weighted average cost, does not exceed market, and consists of the following

                                        Inventory
                             June 30, 1999         September 30, 1998
Raw Materials                   2,575,193                 2,388,844
Work In Process                 1,343,678                   829,125
Finished Goods                  1,977,876                 1,725,270
Totals                          5,896,747                 4,943,239

                                   VMIC, Inc.
                    Notes to Financial Statements-(Continued)





5. Technological Feasibility of Software.

VMIC deems its software technologically feasible only after the software  has:

  (i)   passed a series of  standardized quality  control tests;

  (ii) operated for extended periods without failure in simulated user environments;

  (iii) has been approved for release to VMIC customers.


6.       Earnings Per Share

       A summary of the calculation of basic and diluted earnings per share is as follows:

                                                                        Income                Shares             Per-Share
                                                                      (Numerator)         (Denominator)            Amount
                                                                 --------------------    -----------------    ----------------
                            Three months ended

                               June 30, 1999

       Basic EPS:

          Loss available to common stockholders                       $   (303,845)        4,549,591          $   (0.067)

       Effect of dilutive securities:

          Stock Options                                                                            0



       Diluted EPS                                                    $   (303,845)        4,549,591          $   (0.067)



                                                                     ----------------    -----------------     ---------------
                              Three months ended

                                 June 30, 1998
       Basic EPS:

          Income available to common stockholders                     $     109,002        4,433,752          $   0.025

       Effect of dilutive securities:

          Stock Options                                                                      149,855



       Diluted EPS                                                    $     109,002        4,583,607          $   0.024



                                       7




                                                                        Income                Shares             Per-Share
                                                                      (Numerator)         (Denominator)            Amount
                                                                 --------------------    -----------------    ----------------
                             Nine months ended

                               June 30, 1999

       Basic EPS:

          Loss available to common stockholders                       $   (1,005,034)      4,529,263          $   (0.222)

       Effect of dilutive securities:

          Stock Options                                                                            0



       Diluted EPS                                                    $   (1,005,034)      4,529,263          $   (0.222)



                                                                     ----------------    -----------------     ---------------
                               Nine months ended

                                 June 30, 1998
       Basic EPS:

          Income available to common stockholders                     $     546,937        4,394,437          $   0.124

       Effect of dilutive securities:

          Stock Options                                                                      149,855



       Diluted EPS                                                    $     546,937        4,544,292          $   0.120




                                   VMIC, Inc.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN MORE DETAIL IN VMIC'S REGISTRATION ON FORM 10, AND IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION OF THIS QUARTERLY REPORT. THESE FORWARD-LOOKING STATEMENTS CAN BE GENERALLY IDENTIFIED AS SUCH BECAUSE THE CONTENT OF THE STATEMENTS WILL USUALLY CONTAIN SUCH WORDS AS VMIC OR MANAGEMENT "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE VMIC'S FUTURE PLANS, OBJECTIVES, GOALS OR STRATEGIES ARE FORWARD-LOOKING STATEMENTS.


Overview

VMIC is a leading independent designer and manufacturer of embedded computer solutions based upon a wide variety of open standard bus designs such as VME, CPCI, PCI, PMC, Multibus, ISA, and special custom buses. VMIC's products are used by original equipment manufacturers ("OEMs"), systems integrators and end-users in various industries; including industrial automation, telecommunications, defense and test and measurement.

VMIC markets and sells more than 200 different products worldwide, including application-specific embedded computer subsystems, board-level modules, control and driver software, and network products. In addition to offering standard commercial products, VMIC is involved in the development of custom products for high-volume applications.


Recent Events

VMIC's strategy for IOWorks has changed. Although the software only market for PC-Based Control Systems is not growing as rapidly as anticipated,VMIC believes that it is achieving positive results by marketing hardware systems that rely on IOWorks. While the soft logic software market is still promising, the industrial automation market is projected to generate more than $16 billion in annual revenues by 2001 according to the market research firm Frost and Sullivan. In response to this anticipated market growth, VMIC has expanded its systems products to include CompactPCI and PCI solutions and will soon enter the distributed input and output("I/O") product market with a low-cost private-labeled I/O product line. VMIC expects to begin volume shipments of many of its new CompactPCI products in October 1999.

VMIC recently expanded its communications/networking products to include Fibre Channel and FireWire, which are industry standards. In addition, VMIC's Reflective Memory products are beginning to obtain recognition outside of the defense industry in both the telecommunications and medical industries.

The Fibre Channel board market is projected to be over $6 billion annually by 2003. VMIC's Fibre Channel products are primarily adapter boards that are used to network computers and communicate with high speed peripherals. For some applications, Fibre Channel products provide higher performance at a lower cost than Reflective Memory products.

VMIC is currently planning its marketing strategy for its FireWire product line. FireWire is a high-performance serial bus ideal for interconnecting the components of modular real time systems. FireWire supports low cost and deterministic communications. FireWire peripherals such as hard disks, Digital Audio Tape (DAT), Digital Video Disks (DVD), digital video and audio equipment are available now. The FireWire specification was designed to replace older peripheral communication technology. VMIC believes that there exists marketing opportunities for this technology in traffic control systems.

VMIC has expanded its CompactPCI product line to include Fibre Channel, FireWire, Reflective Memory, Pentium Single-Board Computers, I/O boards, and I/O systems including IOWorks personal computer-Based Control Software. The CompactPCI market is projected to grow from $100 million annually to $1.9 billion annually by 2003 according to market research by Electronic Trend publications.

VMIC has focused significant resources on growing its telecommunications business by developing Compact PCI Pentium central processing units ("CPUs"), Reflective Memory, and Fibre Channel specifically for this market. A major leading telecommunication corporation has selected VMIC's Pentium CPUs for speech recognition and switching applications. VMIC is also negotiating the use of Reflective Memory and VMIC's Fibre Channel products with a leading telecommunications company. Another leading telecommunication company is evaluating VMIC's Reflective Memory for new CompactPCI telecommunication switching applications and VMIC's has received CPCI Pentium CPUs for digital television signal switching applications and Internet functions.

Comparison of Operating Results for the Three and Nine Month Periods Ending June 30, 1998 and June 30, 1999

SALES. Sales for the nine months ending June 30, 1999 were $20.5 million as compared to $23 million for the same period in 1998. Sales decreased 21.2 percent to $6.12 million for the three month period ending June 30, 1999 from $7.76 million for the period ending June 30, 1998. VMIC believes that the decrease in sales for the nine month period and the three month period ending in June 30, 1999 was attributable to technology changes in defense simulation and training, delayed projects from several customers, reductions in spending by nuclear power plants for simulation and training and power plant monitoring I/O systems. In particular, I/O systems sales decreased 35 percent to $4.64 million for the nine month period ending June 30, 1999 as compared to $7.14 million for the nine month period ending June 30, 1998. I/O systems sales for the three month period ending June 30, 1998 decreased 45.9 percent to $1.24 million as compared to $2.29 million for the three month period ending June 30, 1998. This decrease in I/O systems sales was the primary reason for our sales decrease for the nine month period ending June 30, 1999.

Hardware sales accounted for approximately $5.9 million while software sales accounted for approximately $225 thousand for the three month period ending June 30, 1999. Hardware sales accounted for approximately $7.5 million while software sales accounted for approximately $241 thousand for the three month period ending June 1998. Sales of VMIC's Reflective memory products accounted for approximately $1.5 million or 25 percent of VMIC's hardware sales for the three month period ended June 30, 1999, compared to $1.65 million or 21.2 percent of sales during the same period in 1998.

Hardware sales accounted for approximately $20 million of VMIC's sales for the nine- month period ended June 30, 1999, compared to 23 million during the same period in 1998. Software sales increased to $0.6 million for the nine month period ended June 30, 1999, from $0.5 million for the same period in 1998. Of the hardware sales, sales of VMIC's reflective Memory products accounted for $5.6 million, or 27.4 percent of VMIC's sales for the nine month period ended June 30, 1999, compared to $6.0 million , or 26.2 percent for the same period in 1998.


COST OF SALES. Cost of Sales as a percentage of sales increased from 34.1 percent for the three month period ending June 30, 1998 to 38.7 percent for the same period ending June 30, 1999. Total cost of sales decreased from $2.7 million for the three month period ending June 30, 1999 as compared to $2.4 million for the same period ending June 30, 1999. For the nine month period ended June 30, 1999 Cost of sales decreased to $7.7 million from $7.9 million for the nine month period ended June 30, 1998. Cost of Sales increased as a percentage of sales increased from 34.1 percent for the nine month period ending June 30, 1998 to 37.4 percent for the same period ending June 30, 1999. Cost of sales decreased because of the decrease in revenues. Cost of sales as a percentage of total sales increased because of increased sales of lower margin products such as single board computers and higher production overhead.


GROSS MARGINS. VMIC's average gross margin decreased from 65.9 percent in the three month period ended June 30, 1998 to 61.3 percent in the three month period ended June 30, 1999. During this period the gross margin for hardware decreased from 66.5 percent to 62.8 percent. The gross margin for software was 21.8 percent for the three month period ending June 30, 1999 as compared to 48.1 percent for the same period in 1998. VMIC's average gross margin decreased from
62.5 percent in the nine month period ended June 30, 1998 to 62.5 percent in the nine month period ended June 30, 1999. During this period the gross margin for hardware decreased from 66.3 percent to 63.8 percent and the software margin decreased to 19.1 percent from 46.7 percent. The reduced software margins are due to increasing depreciation expenses resulting from VMIC's continued R&D investment in software. The decrease in hardware margins are primarily due to increased sales of products with lower gross margins such as single-board computers and the increase in production overhead because of lower overall sales.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses decreased approximately 17.6 percent from $3.3 million for the period ending June 30, 1998 to $2.7 million for the period ending June 30, 1999. Selling, General, and Administrative expenses decreased approximately
1.6 percent from $9.5 million for the nine month period ended June 30, 1998 to $9.4 million for the nine month period ended June 30, 1999. The decrease in Selling, General and Administrative expenses resulted primarily from a reduction of staff from 251 employees as of June 30, 1998 to 214 employees as of June 30, 1999. Sales commissions decreased substantially because of lower sales for the three month period ending June 30, 1999 as compared to the period ending June 30, 1998.


RESEARCH AND DEVELOPMENT  EXPENSE.  Research and Development  expenses decreased
19.9 percent from $1.6 million for the three month period ending June 30, 1998 to $1.3 million for the three month period ending June 30, 1999. Research and Development expenses decreased 4.5 percent from $4.5 million for the nine month period ending June 30, 1998 to $4.3 million for the nine month period ending June 30, 1999. The reduction in Research and Development expense is mainly attributable to a reduction in staffing levels from 90 employees as of June 30, 1998 to 86 employees as of June 30, 1999.


INCOME TAXES. Income taxes as a percentage of income before taxes was 27 percent in the three month period ended June 30, 1999, compared to 32 percent in the three month period ended June 30, 1998. Income taxes as a percentage of income before taxes was 27 percent in the nine month period ended June 30, 1999, compared to 32 percent in the nine month period ended June 30, 1998.


EARNINGS PER SHARE. For the three month period ended June 30, 1999 net loss per weighted average common and common equivalent share was $0.067 per basic share compared to net income of $0.025 per basic share for the three month period ended June 30, 1998. For the three month period ended June 30, 1999, net loss per weighted average common and common equivalent share, assuming dilution, was $0.067 per diluted share compared to net income of $0.024 per diluted share for the three month period ended June 30, 1998. For the nine month period ended June 30, 1999, net loss per weighted average common and common equivalent share was $0.222 per basic share compared to net income of $0.124 per basic share for the nine month period ended June 30, 1998. For the nine month period ended June 30, 1999, net loss per weighted average common and common equivalent share, assuming dilution, was $0.222 per diluted share compared to net income of $0.120 per diluted share for the nine month period ended June 30, 1998.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS. At June 30, 1999 VMIC had three categories of software products under development. These were:

   Software Product                               Capitalized  Amount
   ----------------                               -------------------
     IOWorks..........................................$ 4,830,000
     Reflective Memory................................$   369,000
     CPU related......................................$   251,000


EFFECTS OF INFLATION.

Substantially all contracts awarded to VMIC have been based on proposals which reflect estimated cost increases due to inflation. Historically, inflation has not been a significant impact on VMIC.


LIQUIDITY AND CAPITAL RESOURCES.

Historically, VMIC's cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund VMIC's operational needs. As of June 30, 1999, VMIC's variable line of credit for working capital was $6.1 million, of which $2.6 million was used. VMIC's $2 million equipment line of credit availability was $1.4 million.

Working Capital was $4.7 million at September 30, 1998 and $2.5 million at June 30, 1999 respectively. Included in working capital are cash and cash equivalents of $26 thousand at June 30, 1998 compared to $0.5 million at September 30, 1998. This decrease occurred as a result of the net loss experienced for the quarter ended June 30, 1999 and changes in operating assets and liabilities. Current Liabilities was $8,629,343 at June 30, 1999 compared to $6,893,354 million at September 30, 1998. This increase was primarily the result of VMIC's increased use of its credit line to fund Working Capital requirements. Operating activities for the nine month period ending June 30, 1999 provided $0.2 million of cash. Cash used for investing activities was $3.7 million for the nine months ended June 30, 1999, of which $1.4 million was used for capital expenditures. Cash provided by financing activities was $2.1 million and $3.0 million for the nine months ended June 30, 1998 and 1999, respectively.

Inventory turnover for the nine months ended June 30, 1999 was approximately 212 days compared to approximately 164 days for the same period in 1998. This increase was attributable to increased component inventory levels which allow for faster filling of customer purchase orders and better response times for warranty returns and replacements. Accounts receivable from customers were outstanding on average approximately 52 days for the nine months ended June, 30 1998, compared to approximately 49 days in for the same period in 1998. This increase is mainly attributable to one negotiated account which is scheduled to be collected in July, 1999.

VMIC believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance its current operations and capital expenditures for the next 12 months. However, management is examining several options to raise working capital to pay down its revolving line of credit.


YEAR 2000 READINESS DISCLOSURE

OVERVIEW. Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could cause significant software failures or miscalculations and is generally referred to as the "Year 2000" problem.

VMIC recognizes that the impact of the Year 2000 problem extends beyond its computer hardware and software and may affect utility and telecommunication services, as well as the system of customers and suppliers. The Year 2000 problem is being addressed by a team within VMIC and progress is reported periodically to management. VMIC has committed resources to conduct extensive risk assessments and to take corrective action, where appropriate, within each of the following areas:

VMIC PRODUCTS. VMIC has initiated extensive internal Year 2000 testing and analysis of its products. VMIC believes that a majority of its products are Year 2000 compliant and VMIC anticipates maintaining compliance in future revisions of any product that is currently compliant.

INTERNAL INFORMATION SYSTEMS. VMIC's internal information systems utilize hardware and software from several commercial suppliers. VMIC has investigated its internal information systems for Year 2000 compliance, and certain modifications have already been identified and corrected on critical systems to ensure that VMIC's operations will be Year 2000 compliant. VMIC's most critical system, MRPII, has been upgraded and is certified Year 2000 compliant. The phone system is scheduled for immediate upgrade. Several of the network servers will require upgrading, however, because the vendor continues to upgrade their products for Year 2000 compliance, VMIC has elected to delay upgrading these servers until the period ending September 30, 1999.

THIRD PARTIES. VMIC has surveyed all of its internal systems and software for Year 2000 compliance and has received Year 2000 compliance certification from the suppliers of the systems and software that are compliant. Non-compliant systems and software have been or will be upgraded or replaced to achieve compliance. It is VMIC's intention to become Year 2000 compliant; however, uncertainties exist about the thoroughness of how other companies, vendors, customers and other service providers that VMIC does business with will be successful at also becoming Year 2000 compliant. These other companies, regardless of the dollar volume transacted with VMIC, may significantly affect either directly or indirectly the operations of VMIC. Where practicable, VMIC will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that suppliers are not Year 2000 compliant, VMIC will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on VMIC's results of operations or financial condition.

COST FOR YEAR 2000 COMPLIANCE. VMIC believes that the total cost of Year 2000 compliance activity will not be material to VMIC's operations, liquidity and capital resources. VMIC estimates that the total cost for its Year 2000 compliance will be approximately $55,000, which represents 833 hours of internal analysis, modification and testing and $15,000 for hardware and software upgrades. As of June 30, 1999, VMIC had completed its software and hardware upgrades and approximately 772 of hours of Year 2000 analysis, modification and testing at a cost of approximately $52,000.

YEAR  2000  RISKS  FACED BY VMIC.  Although  VMIC  believes  that its Year  2000 compliance program is comprehensive, VMIC may not be able to identify, successfully remedy or assess all date-handling problems in its business systems or operations or those of its customers and suppliers. As a result, the Year 2000 problem could have a materially adverse affect on VMIC's business financial condition or results of operation.

PART II - OTHER INFORMATION
Signatures




           MANAGEMENT REPRESENTATION. The accompanying unaudited Balance Sheet at June 30, 1999, and Balance Sheet at September 30, 1998 as well as the unaudited Statements of Income for the three and nine months ended June 30, 1999, and 1998, and the Statements of Cash Flows for the nine months ended June 30, 1999, and 1998 have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.




                                                Gordon Hubbert
                                                --------------
August 13, 1999                            By:  Gordon Hubbert

Date
                                      Vice President and Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VMIC, Inc.

                                           Carroll E. Williams
                                           -------------------
August 13, 1999
                                          By:  Carroll E. Williams
Date
                                                President and Chief
                                                Executive Officer