Form 10-K
period 1999-09-30
VMIC INC
filed 2000-01-13
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             FISCAL YEAR ENDED SEPTEMBER 30, 1999.

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
               TRANSITION PERIOD FROM ___TO___.


                Commission File Number 0-25309

                           VMIC, INC
    (Exact name of registrant as specified in its charter)

                   ----------------------------

         DELAWARE                                     63-0917261
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification no.)


        12090 S. Memorial Parkway Huntsville Alabama 35803-3308
                       (256) 880-0444
 Address, including zip code and telephone number of principal offices

                 ----------------------------

      Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                               Name of each exchange

        None                                                   None



                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                     Common Stock, par value $.10 per share

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 30, 1999, there were 4,580,016 shares outstanding of VMIC Common Stock, $.10 par value. The aggregate value of the voting stock held by non-affiliates of the registrant was approximately $20,007,438 based on the price of such stock with respect to a sale transaction at $8.25 per share for 654 shares on December 9, 1999, assuming that all shares beneficially held by officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of VMIC's definitive Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on February 19, 2000 are incorporated by reference with respect to Part III of Form 10-K.


                           FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this document contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties are discussed in more detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report. These forward-looking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "believes," "anticipates," "expects," "plans," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals, or strategies are forward-looking statements.

                                     PART I

ITEM 1.           BUSINESS

General

     VMIC is a supplier of hardware and software products to the embedded computer industry. Embedded computers are different from desktop and other computers in that embedded computers are designed to perform repetitive tasks, whereas other computers are more general purpose. Embedded computers are used in markets such as telecommunications, medical, industrial automation, test and measurement, and defense. VMIC supplies products to all of these markets. However, the Company's focus for the future is primarily telecommunications and and Fibre Channel storage area networks markets. VMIC has recently entered the storage area network, or SAN market, and the computer networking industry with Fibre Channel products that are also used throughout these markets. SAN and computer networking have wide applications throughout the computer industry.

         The Company is focused on growth in five key product revenue areas:

          o     embedded Intel(R) central processing units, or CPUs,
          o     communications/networking products, such as Fibre
                Channel and Reflective Memory networks,
          o data acquisition and control input and output, or I/O, products,
          o     personal computer-based control I/O systems, and
          o     software to the embedded computer market.

         VMIC specializes in open architecture, nonproprietary, standard computer buses such as VMEbus, PCI bus, CompactPCI, PMC, and PCoMIP. These open architecture buses are supported by companies such as Motorola, Intel, Hewlett-Packard, Microsoft, Dell and Compaq. The Company manufactures its own products to enable it to meet its customers' demands for high quality, responsiveness, reliability, and low cost, while reducing time-to-market and life cycle costs. The Company's manufacturing facility supports low-volume, high-mix production and high-volume production using state-of-the art equipment. The Company markets its products in more than 60 countries through a direct sales staff and a network of manufacturers' representatives and international distributors.

         The Company's products are used in:
             o communications and networking of computer and computer storage systems,
             o         voice recognition systems,
             o         medical testing machines,
             o         telephone switching,
             o         digital television signal routing,
             o         rolling mills for steel and aluminum,
             o         textile machines,
             o         munitions testing,
             o         engine propulsion systems,
             o         automotive manufacturing machines,
             o         aircraft wheel testing systems,
             o         robotic arm control systems, and
             o         other applications.

     VMIC recently expanded its product lines and changed its market focus. The new product lines, such as singleboard computers, communications/networking products, and PC-based I/O control systems, are targeted at vertical, larger markets rather than the Company's historical niche markets. The Company's niche markets, which generated high margins, were primarily in simulation and training, defense, and power plant monitoring. The new vertical market focus is telecommunications, and Fibre Channel storage area networks for the broader computer market. VMIC'S communications/networking products are focused on the Fibre Channel host adapter market, which is projected to grow from $1.6 billion to $6.1 billion by 2002. According to EMF Associates, the total Fibre Channel market is projected to be $23 billion by 2003. The Company plans, however, to continue to market its products to the defense, test and measurement, medical, industrial automation and other markets.

     While the total telecommunications, storage area networks, and communications markets are very large, the segments in which VMIC are focused are estimated to have annual sales between $40 and $50 billion dollars. The Company believes that each of these markets offers unique opportunities in that the demands of each market are changing. The markets' demand for performance, high-speed communications/ networking, and PC solutions, coupled with open architecture software and hardware solutions, the Company believes presents significant opportunities for the Company. VMIC has focused on the development, sales, and marketing of products focused on these markets. The Company has invested more than 20 percent of each year's sales hardware and software products with a recent focus on Intel-based computers and communications/networking products and complete PC Based Control I/O systems for the high growth markets.

         For the telecommunications market, the Company offers a line of embedded PC computers and communications/networking products, such as Fibre Channel and Reflective Memory networks, which satisfies the industry's demand for high-performance, fiber-optic network products. The Company's strategic vision is to offer a total solution to the industrial automation factory control market, and board products to the telecommunications, storage area network and embedded computer markets. The Company differentiates itself in these markets through a broad product line and software. To effect the strategy, the Company has invested in developing PC-based software and factory control hardware for industrial automation, communications/network and computer boards for telecommunications, a complete product line focused on the embedded computer industry, and a line of Reflective Memory network and Fibre Channel products for the communications/network industry. Each of these product lines is crucial to the objective of offering total solutions; however, independently each product line participates in a market with significant potential for growth.

     The Company's objective is to become a leading supplier of standard bus board products and software to the embedded computer and storage area network markets. In addition, the Company believes that its expertise in the embedded computer market will provide the stepping stone for the Company to enter the high-growth Fibre Channel storage area network market with host adapter boards, bridges and hubs.

     VMIC, headquartered in Huntsville, Alabama, is a 13-year-old company with 207 employees and operates from over 72,000 square feet in buildings covering ten acres.


Industry Background

     Unlike general-purpose computers, embedded computers are incorporated into systems and equipment to perform a single or limited number of complex applications. Embedded computers are used in such markets as telecommunications, industrial automation, medical, test and measurement, data acquisition, and defense. Some applications include production testing of electrical components, fiber-optic cable manufacturing, film manufacturing, automotive manufacturing and development, jet and rocket engine development, environmental monitoring, steel and aluminum rolling mill control, telecommunications and switch gear, real-time communications and networking, robotics, and machine control.

     Data acquisition refers to the process of collecting what is commonly referred to as real-world information phenomena such as light, pressure, temperature, humidity, force, and flow. A data acquisition system (which comprises a collection of measuring instruments, a computer, and control devices) is used to collect, document, and analyze that information. Real-world information, commonly represented by analog signals, originates from sensors or transducers. The data acquisition system accepts these signals produced by sensors and transducers and converts them into a format that the computer can understand. Data acquisition and control also involves the collection of digital input data that originates from switches, relays, lights, and other on/off signals. In addition, computer-controlled digital outputs may be used to turn on or off lights, relays, switches, valves, conveyor belts, or on/off functions.

     A data acquisition system can be used to gather, monitor, display, or analyze data. If the system has output capabilities, it can also accurately control the processes it is monitoring. The software works in association with the Data Acquisition hardware. Without the software, the system's hardware is considered to be generally ineffective. The software can be used to control the collection of data, as well as to display and analyze the data.

     The industrial manufacturing sector is currently the largest end-user of data acquisition products. The Company believes that strong trends exist in multiple markets for equipment based upon open standards and standard PC platforms. The industry is focused on technology leaders such as Intel and Microsoft, and standard buses. Designs based upon this technology ensure the availability of enhanced equipment and software migration paths that preserve the customers' investment in technology. The performance of PC technology has now improved to the point where many applications that historically required custom or special equipment can now use PC technology and embedded standard bus products.

     Standard bus solutions include such buses as VME, CompactPCI, PCoMIP, PMC, PCI, and others. Standard buses are nonproprietary, which means that the bus technology is available to any company and product designer. Currently, the primary standard bus used in PCs and computer workstations is PCI. Most leading industrial computer manufacturers include PCI buses in their machines for enhanced computer connectivity. CompactPCI is an embedded computer version of PCI. CompactPCI capitalizes on the combination of the Eurocard form factor, already popularized by VME, and the PCI bus characteristics. The wide acceptance of the PCI bus in the desktop market has created an abundance of inexpensive components. CompactPCI has certain advantages in applications that require fast transfers of large amounts of data.

     CompactPCI architecture is preferred for high-performance applications with moderate I/O requirements that utilize less than eight slots. VME, because of its superior bus arbitration and distributed interrupt handling characteristics, is preferred for larger applications where processes and I/O are partitioned across as many as 20 boards in the backplane.

     The industrial automation market is experiencing a major shift to standards based upon PC technology and open bus architectures. According to Frost and Sullivan, the total industrial automation market generated revenues of $13.78 billion in 1999. Revenues for this market are anticipated to increase to approximately $16.5 billion by the year 2001. According to this study, the PC-based control hardware and software segment will likely demonstrate the strongest growth. The study also indicates that users are considering their control systems software to be the value-added element in such systems. The market trend is shifting from proprietary programmable logic controllers (PLCs) to more general-purpose computers such as industrial PCs and embedded computers. This market study complements the study by Automation Research Corporation (ARC) that indicates PC-based logic control software (SoftLogic) within a standard computer environment can perform the exact same functions as conventional hardware-based proprietary PLCs. Ability to upgrade the hardware while preserving the customer's software investment is a key benefit of PC control.

     The telecommunications market recently adopted CompactPCI as its architecture of choice for telephone switching, speech recognition, and Internet applications. Other markets such as defense, medical, and industrial automation are also beginning to utilize this technology. The telecommunications market is now configuring dual-redundant systems and is demanding PC CompactPCI-based computers, high-speed communications, and higher reliability. The telecommunications market is outsourcing designs and sourcing embedded computers as technology within the market changes more rapidly.

     The storage area network market is a broad market involving the simultaneous networking and interconnecting of storage devices such as discs, tapes, and computers utilizing fiber optics and very high gigabit transfer rates. Fibre Channel is the technology of choice and a wide range of companies are entering the market with a vast array of products that support the configuration of a wide variety of expandable systems designed for high reliability using high-speed data transfers based upon a cost-effective scalable architecture.

     Fibre Channel is a scalable solution and has become an industry standard supported by such companies as Hewlett-Packard, Seagate, Sun, IBM, Compaq, and others. Fibre Channel is now the choice for computer clustering, storage interfacing, and networking.


Business Strategy

         Until approximately three years ago, the Company's focus was primarily defense, test and measurement, nuclear power plant monitoring, and simulation and training. At that time, the Company's revenues were primarily generated from specialized products in smaller niche markets. These products served the Company well by providing high margins; however, these markets were not large enough to sustain desired growth.

         Approximately three years ago, the Company implemented a plan to develop products focused on larger vertical markets with potential high-volume growth. The product lines selected were:

    o     embedded PC computers for VMEbus and CompactPCI,

    o expanded communications/networking products for the embedded computer industry and for the broader server computer market,

    o     PC-based control software and other software products, and

    o     I/O systems for industrial automation based upon PC control software.

         The trend in the embedded computer industry is to outsource the design and manufacturing of standards-based products to fewer and fewer suppliers. VMIC's strategy is to continue to offer a wide range of products to fill customers' requirements in dealing with fewer suppliers. The Company's objective is to be a leading supplier of board-level, systems-level, and software products to the SAN industry and embedded computer industry for telecommunications, industrial automation, test and measurement, medical devices, and defense applications. The key elements of the Company's strategy to achieve this objective are:

     Leverage the Company's Pentium Computer Expertise. The Company has the broadest line of Intel processor-based Pentium single-board computers in the embedded computer industry. Because of VMIC's close alliance with Intel, Microsoft, and other leading PC vendors, and the Company's investment in leading technology, customers are now selecting the Company for custom-designed products for potential high-volume applications. The product line focus is for VMEbus and CompactPCI applications.

     Offer Fibre Channel Products. The Company has expanded its communications/networking product line to include a family of Fibre Channel host bus adapters which support computer clustering and networking of computers and storage devices at high speed gigabit data rates. Fibre Channel is an ANSI standard adopted by most leading computer companies. Host bus adapters convert the electronic signals of a computer to a high speed gigabit data stream for efficient communications with other computers or storage devices such as tapes and disks. The Company's extensive background with its Fibre Channel based Reflective Memory products, hub technology and host adapters used for computer networking should facilitate the Company's entry into broader markets such as telecommunications and storage area networks.

     Leverage Input/Output (I/O) Expertise. VMIC's I/O product line has been primarily based upon VMEbus. The product line was recently expanded to include CompactPCI and a low-cost busless DIN rail mount I/O product line. The strategy is to focus on lower cost I/O products designed specifically for industrial automation such that the PC-based control software can be used as a catalyst to sell I/O products such as boards and I/O systems. The Company is establishing a worldwide distribution network that is highly focused on this market while continuing the sale of legacy products through existing sales reps and distributors.

     Expand International Markets. The Company has substantial presence in the international market where it sells products in more than 60 foreign countries through its line of international distributors. The Company's strategy is to continue to grow its international presence by expanding into more countries while it continues to grow its business through existing distributors. The Company anticipates significant growth in international orders in 2000. In 1998 the Company opened an office in Paris, France in response to customer requests for a VMIC presence in Europe beyond its distributor network. The Company is now pursuing business in China and Russia through new distributors managed by VMIC personnel.

     Continue Investments in Engineering and Product Development. The Company expects to continue its relatively high levels of developing innovative new products and enhancing and redesigning its existing products to reduce costs and increase functionality. The Company is continuing its focus on new products that may provide more substantial growth opportunities in more vertical markets. The R&D strategy has recently changed to focus more on major targeted opportunities that offer the potential for high volume repeat sales. The Company's investments in new products are primarily modifications and/or enhancements to existing products where customers and VMIC are co-developing the specifications of products designed to meet customer requirements for potential high volume repeat business. In addition, the Company's focus for new product investments is more focused on communications/ networking, PC single-board computers, and I/O systems based upon PC-based control software and improvements in the PC-based control software product.


Products

     The Company designs and manufactures a wide variety of board-level products, I/O systems, and software primarily for embedded computer solutions, as well as communications products for most leading computer manufacturers. Some of the Company's products are used for high-speed communications among embedded computer systems and systems offered by such companies as Silicon Graphics, Harris, IBM, Intergraph, Motorola, Gateway and DELL. The Company's product lines can be partitioned into six primary groups:

     Single-Board PC VMEbus and Compact PCI CPUs and Peripherals. The Company is a technological leader in VMEbus and CompactPCI (CPCI) Intel-based CPU products. The product line spans the complete line of Intel-based products including 486, 586, Pentium, Pentium II and Pentium III processor-based single-board computers. The Company's Pentium processor-based single-board computers have recently received national award recognition from Control Engineering. The product line supports a wide variety of operating systems such as DOS, Windows, Windows

NT/RTX, Lynx OS, Windows CE/RTX, Linux, VxWorks and QNX. In addition, the Company manufactures an array of compatible VMEbus boards such as floppy and hard drive modules. VMIC manufactures fully functional PC/AT single-board computers which support off-the-shelf PC/AT software and enable the user to completely configure an embedded PC/AT computer system with VMIC products. The Company has recently announced a variety of Pentium single board computers based on CPCI. According to recent independent market studies and the Company's recent marketing efforts, CPCI products have the greatest potential in the telecommunications market area. The Company's single-board products are fully supported by the Company's component software (IOWorks). See "Component Software (IOWorks)" below.

     General Purpose I/O Products. The Company offers a wide range of I/O products including VMEbus, Compact PCI, PCI and DIN rail I/O. The Company's I/O product line includes more than 90 I/O boards and supporting software drivers based upon a broad line of operating systems such as VxWorks, QNX Windows, and Windows NT/RTX. The Company has recently private labeled a complete low cost DIN rail mount I/O product line from a leading industrial automation supplier. The product line consists of over 35 I/O modules and communication/networks blocks such as Ethernet, Profibus and Devicenet which are the leading host computer networks for the Industrial Automation Market. The Company's profit margins for these products are in line with similar products developed by the Company. The Company's I/O products are used to perform such tasks as monitoring temperature, fluid flow, motion, resistance, strain, revolutions, and reporting the states of many different conditions such as the closed/open status valves or the on/off status of switches.

     Communications Products. The Company's communications product line includes five discrete product categories. The categories are:


          (1) Fibre Channel. Fibre Channel, a highly reliable, high speed interconnect technology, allows concurrent communications among workstations, mainframes, servers, data storage systems, and other peripherals using common storage and network protocols. Installations range from small postproduction systems on Fibre Channel loops to very large computer aided design, or CAD, systems linking thousands of users into a switched Fibre Channel network. Fibre Channel is ideal for the following applications:

              *        Internet/Intranet
              *         High-performance storage
              *        Large databases and data warehouses
              *        Storage backup systems and recovery
              *        Server clusters
              *        Network-based storage
              *        High-performance workgroups
              *        Campus backbones
              *        Distance learning
              *        Digital audio/video networks
              *        Medical imaging/telemedicine
              *        Embedded military sensor, processing, and displays
              *        Industrial control systems

     VMIC's Reflective Memory (RTnet) product line utilizes Fibre Channel technology to achieve deterministic operations beyond Fibre Channel. Because of VMIC's experience with this technology, VMIC believes that it is qualified to enter the host adapter, hub, and bridge market arena with a complete line of Fibre Channel products. While many of the existing Fibre Channel companies are highly focused on PCI bus solutions, VMIC's strategy is to offer a more complete product line for most industry-standard open architectures, such as PCI, CompactPCI, PMC, VME, and future advanced architectures, such as Infiniband and PCI-X, an enhanced version of PCI which is the leading architecture used by most leading computer companies today such as Sun, IBM, Compaq, Dell, Hewlett-Packard,

Gateway, and others. Infiniband is the next generation computer architecture on the drawing board for the future. In addition, VMIC has significant software experience to differentiate its product line.

     VMIC's host bus adapter (HBA) Fibre Channel product line is based upon state-of-the-art technology, and the product line includes open architecture solutions based on several industry-standard bus structures, such as PCI bus, CompactPCI, and PMC/VME.

     The Company has recently released for production six new Host Adapter Boards, or HBA's, boards for PCI, CPCI, and PMC. The Company has also recently released three new storage area network compatible single board computers for VME and CPCI. These new products couple the PMC HBA boards with the Company's single board computers to offer customers fully integrated and tested Fibre Channel single board computers.

         (2) General purpose serial I/O products. The Company's general purpose serial I/O products support a wide variety of connectivity options associated with peripherals, intelligent sensors, dials and indicators.

         (3) Serial I/O communication products. The Company's serial I/O communication products are used in a wide variety of military and space applications including aircraft, missiles, ground support equipment, and avionics buses which are used in commercial applications.

         (4) Bus repeater products. The Company's Bus repeater products provide customers a means of expanding the capacity of a system so that I/O boards may be used or added to the system without the high cost of using a CPU for each chassis which may require I/O boards. The Company's bus repeater products include more than six products which support the configuration of large I/O systems and the remoting of I/O boards from the CPU via fiber optics.

         (5) Reflective Memory. VMIC's Reflective Memory products offer real-time networking for applications where guaranteed delivery of data at precise times or time intervals are primary requirements. The Company's Reflective Memory allows customers to configure extremely high performance networks. The Company's Reflective Memory product line supports networking of most computer systems offered by Silicon Graphics, Harris, IBM, Intergraph, Hewlett-Packard, Motorola, Gateway, DELL, and many others that are designed to support standard buses. Reflective Memory has applications for networking the same or dissimilar computer systems in a high-performance, fiber-optic or cable network. One of the most significant benefits of Reflective Memory is that software is not required for its operation. However, the Company offers industry-compatible networking software compliant to internationally recognized standards such as TCP/IP which is typically used with other types of networks. The Company's Reflective Memory products have recently received national award recognition from Control Engineering.

     Component Software (IOWorks). The Company's IOWorks software product line is an extensive family of PC software components intended primarily for applications in the Industrial Automation industry, the products also have applications in the Test and Measurement, Simulation and Training, Telecommunications, and other markets. These components provide a comprehensive set of tools used to create data acquisition and control systems and to interconnect the large number of legacy control products commonly found in industrial plants today. IOWorks can be used to implement complete plant-wide control or can be used in conjunction with existing control systems to augment or supplement those existing systems. IOWorks' strength lies in the seamless, cohesive, easy-to-use environment it provides and the flexibility it gives users to pick and choose the right components for the application.

     IOWorks components form a comprehensive development and control environment for PC-compatible computers running Microsoft's Windows NT operating system. Control systems run under Windows NT and VxWorks. IOWorks software executes on the PC to read temperatures, pressures, motor shaft positions, and other data from the plant and then controls such machines as conveyors, packaging equipment, and extruders. IOWorks components are based upon open standards such as IEC-1131-3 and Microsoft technologies. IEC-1131-3 is an internationally recognized software specification that defines and standardizes programming of control and monitoring systems. IOWorks adherence to these open standards allows integration with other standard off-the-shelf Windows NT-compatible software products.

     IOWorks component software functions with various third-party I/O boards and platforms, as well as VMIC's hardware products. The software is designed for hardware independence and software O/S independence at the system control level, IOWorks supports open architecture and open systems solutions, ensuring that the customer's investments will be compatible with future programming environments.

     I/O Systems Products. The Company offers a wide range of systems for the embedded computer market. A system is a combination of board-level products, coupled with backplanes (interconnecting boards), power modules, mechanical packaging, and software. Systems products are configured by the Company to customer specifications and are delivered to the customer as an integrated product. The Company typically does not provide any custom software or hardware products for such sales. Systems products are generally sold to OEM's, systems integrators, or end-users who install the equipment, develop software, and add third-party products to customize such systems for specific applications.

     The Company now offers a much wider range of I/O systems based upon new hardware and software products which have wider applications in the industrial automation and test and measurement markets. The Company's IOWorks software product enables the Company to offer systems-level products for industrial automation which:

        o support the interconnectivity of a wide range of existing dissimilar I/O systems, thereby opening a closed market,

        o  replace   antiquated   closed   proprietary  I/O  systems  with
           state-of-the-art open architecture I/O systems which are based on open standards,

        o enhance the performance and increase the functionality of antiquated installed I/O systems, allowing customers to maintain their investment in such equipment, and

        o support the interconnection of the Company's advanced I/O systems with a broad array of installed I/O systems and new systems offered by third-party suppliers.

     IOWorks, when coupled with the Company's PC single-board computer line, I/O boards, Reflective Memory, and other products, allows the Company to offer the following additional systems-level products in the multibillion dollar industrial automation market.

     o The Company's IOWorks controller product line performs the same functions as programmable logic controllers (PLCs) with the added benefit of being based upon open standards, and Intel-based CPU designed by the Company which offers high performance and system flexibility. In addition, the Company's products preserve the customer's investment in software so that customers can update their equipment without rewriting their software.

     o The Company's new system-level Reflective Memory based PLC ACCELERATION product increases the functionality of existing PLCs which may be overtaxed or PLCs which are too slow for expanded requirements. The Company's solution allows the customer to maintain their investment in old technology by linking the older PLC products to the Company's IOWorks system by way of the Company's Reflective Memory.


     o IOWorks Server, which combines the Company's IOWorks PC-based control software, with certain of the Company's hardware products and/or some third-party products, to offer solutions that support the interconnectivity of a wide variety of PLC systems in a seamless network. The Company's Reflective Memory is utilized to support the networking of the same or dissimilar I/O systems, computers, etc.

     In addition to these new systems-level products, the Company's IOWorks component software is designed as a stand-alone product. This flexibility allows the Company to market its software without the Company's hardware content in a market that is projected to grow over 50 percent compounded annually to $500 million by 2003. This embryonic market is in the early stages of growth.



     The  Company's  potential  growth in the test and  measurement  I/O systems market has been significantly enhanced because its IOWorks software, when coupled with the Company's equipment and leading third-party test and measurement software, enables the Company to offer state-of-the-art open architecture I/O systems to the test and measurement market. While the Company has sold products into the test and measurement market, its potential for significant growth has also been increased because of its investment in PC single-board computers, new IOWorks PC-based control software, and new I/O board products designed specifically for the test and measurement market.


     The company has recently expanded its' I/O systems product line to include CPCI , PCI, and DIN rail I/O. These systems are based upon the IOWorks software product line and significantly expand the Companies offering of system level products to the Industrial Automation market .

Special Products. The Company develops, manufactures, and markets a variety of special products which are modified versions of the companies standard products. The Company has recently focused more of its' resources on several potential contracts associated with such opportunities. These opportunities typically have long design cycles ranging from three months to nine months before the company recognizes any significant revenue from these relationships. The Company is experiencing significant success in this area of its' business in markets such as defense, telecommunications, medical, and industrial automation. The Company typically avoids such special products unless the business relationship involves significant revenue and high volume opportunities. While special products are normally developed at the customer's expense, occasionally the Company may share development expenses for such products or completely underwrite the development. The company typically negotiates the complete ownership in all rights to such products.

         The development and sale of these special products gives the company a significant advantage over the competition because the products have been tailored to specific customer requirements which makes it difficult for the competition to offer the same product at a lower price. VMIC believes that Customers that require such products will be unlikely to contract with multiple suppliers because of the high cost of the initial efforts associated with the design, qualification, and testing of such products.

Customers


     The Company offers a broad range of embedded computer solutions to customers in a wide variety of industries. The customer base includes end-users, systems integrators, value-added resellers, and distributors.

     The Company has recently changed its marketing focus to more vertical channels associated with OEMs who incorporate the Company's new products into their new products for resale in these vertical markets. The Company has recently won design-ins in the medical, digital broadcasting, defense, telecommunications, and industrial automation markets with leading companies.

     The Company has active customers worldwide. These customers include major OEMs, systems integrators, value-added resellers, and educational/research organizations, many of whom are Fortune 500 companies. For the year ended September 30, 1999, 70 customers accounted for approximately 68 percent of the Company's sales. However, no single customer represented greater than 8.1 percent of the Company's sales. The following tables include representative customers and end-users include of VMIC, by market:


Industrial Process Control                Computer Manufacturers                Automotive
--------------------------                ----------------------                -----------------

3M Company                                Concurrent Computer Corp.             Applied Automation
AGFA                                      Cray Research                         Chrysler
AVX Corporation                           Digital Equipment Corp.               Ford Motor Company
Bethlehem Steel                           Electronics Associates                General Motors/EDS
Cegelec                                   Encore                                Mercedes Benz
Cimtek                                    Harris Corporation                    Sverdrup Technologies
Commonwealth Aluminum                     Hewlett-Packard                       Toyota
Corning                                   IBM
Dupont                                    Motorola                              Research
                                                                                --------
Eastman Kodak                             Perkins-Elmer                         Argonne National Labs
Fairmont Tamper                           Telecommunications                    AT&T Bell Labs
GE Fanuc                                  Lucent                                Bell Telephone Labs
Kimberly-Clark                            ATT                                   Brookhaven National Labs
Kvaerner                                  Divicom                               Duke University
Lamm Research                             EMS                                   Fermilab
Logan Aluminum                            Nortel                                Ganil
Mannesman Demag                           SED                                   Harry Diamond Lab
McNaughton and McKay                      Utilities Industry                    Harvard University
Poscon                                    Commonwealth Edison Co.               Johns Hopkins University
Quester                                   Department of Energy                  Los Alamos National Labs
Reynolds Aluminum                         Georgia Power                         Michigan State University
Thermco                                   Houston Lighting & Power              MIT
Tuscaloosa Steel                          KSG                                   Rensselaer Polytechnic
Xerox                                     Majuba                                RIST
                                          Mochovce                              Sierra Research
                                          Ontario Hydro                         SRRC
                                          PP&L
                                          TVA
                                          Union Electric
                                          Vepco



Customers, continued
--------------------


Simulation and Training                   Aerospace                             Defense Military
------------------------------------------------------------------------------------------------
Altas Elektronik                          Aerospatiale                          AIDC
AAI Corporation                           Alenia                                AVCO
Burtek                                    Bendix Field Engineering              BDM
CAE Electronics                           Boeing Aerospace Co.                  BEI Defense Systems Co.
Flight Safety International               British Aerospace                     Department of Defense
General Physics                           CASA                                  Edwards AFB
Mitsubishi Heavy Industries               Dassault                              Eglin AFG
Quintron Corporation                      Debis Systems Haus                    Electronics Warfare
Rediffusion                               Delta Airlines                        E-Systems
Reflectone, Inc.                          Dornier                               Ferranti
S3 Technologies                           Ford Aerospace                        Martin Marietta
SAIC                                      General Dynamics                      Moore Research Center
Sanders Associates                        Goodyear Aerospace                    Naval Air Test Center
Siemens AG                                Grumman Aerospace                     Naval Air Test Development
Simulation Associates, Inc.               Hamilton Standard                     Naval Aviation Depot
Sogitec                                   Hercules Aerospace                    Naval Coastal Systems Center
SSI                                       Hughes Aircraft                       Naval Oceans Systems Center
TAI                                       Israeli Aircraft Industries           Naval Research Lab
                                          Jet Propulsion Laboratory             Naval Surface Weapons Center
                                          Lockheed                              Naval Underwater Systems
                                          LTV Aerospace                         Naval Weapons Center
                                          Matra MBB                             Raytheon
                                          McDonnell Douglas
                                          NASA
                                          Northrop Corporation
                                          Pratt & Whitney
                                          Rockwell International

                                          Rolls Royce Associates
                                          Smith Industries




         The Company's products are used in communications and networking of computer and computer storage systems, voice recognition systems, medical testing machines, telephone switching, digital TV signal routing, rolling mills for steel and aluminum, textile machines, munitions testing, engine propulsion systems, automotive manufacturing machines, aircraft wheel testing systems, robotic arm control systems, and other applications.

         The Company's customer base is changing from end-users and systems integrators involved in projectrelated systems designs involving long development and implementation cycles to OEM customers who use VMIC's products in their products which they sell to end-users and systems integrators. The Company believes that it has been successful in focusing its attention and resources on such customers; however, there are no assurances that this trend will continue. Recently, the Company has been informed of several key design-ins where the Company's products have been selected by OEMs for leading companies focused on telecommunications, medical, and industrial automation markets. Shipments have begun to these customers and the Company is negotiating with some of the same customers for additional business associated with other products. See Management's Discussion and Analysis of Financial Condition and Results of Operations- Recent Developments.


Backlog

         The Company's backlog of firm orders as of September 30, 1999 was $14.7 million, as compared to a firm order backlog at September 30, 1998 of approximately $4.1 million. Although orders are subject to cancellation in the normal course of business, historically the Company has filled most of its firm orders. One customer accounts for $2.0 million of the total backlog as of September 30, 1999. Management believes that the primary reason for the increase in the Company's backlog of orders is the increasing demand for a variety of new products.

         For the fiscal year ended September 30, 1999, the Company received 8% of its revenues from Litton Industries and 23% of its revenues from customers who received contracts from various agencies of the Department of Defense.



Markets

         The Company has recently concluded that its traditional markets are insufficient to satisfy its growth objective, and a strategic plan was devised and implemented to refocus the Company. The objective of the new strategy called for a transition of the company from its traditional niche markets to higher growth vertical markets involving original equipment manufactures, or OEM applications. The Company identified the Fibre Channel storage area network, or SAN and telecommunications markets as the two most promising high-growth markets. These particular markets were selected because each was substantial in size and the Company's existing infrastructure allowed for the development of technology that could satisfy market demands. While the Company is highly focused on the SAN and telecommunications markets, it expects significant growth in the industrial automation, defense, test and measurement, digital video broadcast and medical equipment industries .

         VMIC specializes in supplying products to the embedded computer industry and has expanded its focus to the broader server market which provide products to the Fibre Channel SAN industry. Embedded computer products are a key element of the broad electronics market and are the central to the control and monitoring system for many types of electronic systems requiring advanced capabilities for human interface, data analysis, communications and control. Embedded computers are designed to operate in specific applications where they are typically programmed to perform repetitive tasks, whereas more general-purpose computers are designed to perform many types of operations in broader, more general markets. Embedded computers differ from general purpose computers, such as PCs, in several key respects. Embedded computers are typically integrated into larger systems, perform a single or limited number of complex functions and adhere to specific requirements regarding size, scalability, maintainability, reliability and expandability.

         Embedded computers can be used in a wide range of applications from on-board automotive engine control to more extensive open architecture systems that use plug-in boards in an industrial chassis. Open architecture systems are nonproprietary designs based upon open standards supported by a wide variety of vendors, all of which build products based upon the open systems specifications. The leading open architecture embedded computers today are based upon industry standard buses such as VMEbus, PCI bus, CompactPCI, PMC, and others. These leading buses allow the interconnection of boards in a plug-in backplane that supports data communications among a broad range of different boards offered by embedded computer board suppliers.

         VMIC specializes in open architecture standard bus boards and systems solutions based upon these open standards. Open architecture standard bus products have been adopted by a wide variety of companies in markets such as SAN, telecommunications, digital video broadcasting, industrial automation, medical, defense, and aerospace.

         VMIC has recently experienced significant design-in success within the industrial automation, telecommunications, defense, digital video broadcasting and medical markets. The Company is highly focused on vertical markets involving potential high-volume sales of specific single-board products and systems that are used in customers' products (OEM applications) such as medical imaging, telephone switching, communications systems, computer clustering, SANs and complete I/O systems for control and monitoring applications.

         The embedded computer market is projected to grow from $3.6 billion in 1998 to $9 billion in 2003, according to Market and Technology Quarterly. This market includes VMEbus, CompactPCI bus, PCI bus, PMC, and other open architecture standards. Within this market, VMEbus products are projected to grow from $700 million in 1999 to $1.9 billion by 2003. The embedded PCI market is projected to grow from $600 million in 1999 to $1.65 billion in 2001. One of the hottest markets within the embedded computer market is the relatively new CompactPCI market, which is projected to grow from $100 million in 1999 to $1.9 billion in 2003. Within the embedded computer market, VMIC has invested in the new CompactPCI computer architecture, creating a complete product line of PC single-board computers and network products such as Reflective Memory networks and Fibre Channel. In addition, VMIC has invested in the development of a complete line of new I/O products for CompactPCI. VMIC is highly focused on the VMEbus, PCI, PMC and CompactPCI board business. The bus board market is a market that changes as new standards and new open architecture technology is brought to market generally by very large companies such as Intel, Motorola, Compaq, Hewlett-Packard, Sun, and other leading computer suppliers. The Company is studying new PC standards such as, Infiniband, supported by Intel and PCI-X for new bus board products. PCI-X is an enhanced version of the PCI bus, which is the most widely used computer architecture today. PCI-X according to recent market studies is destined be the next universal computer architecture for high performance servers. Compaq is presently a leader in developing this new open standard.
PCI-X computer systems are scheduled for availability during 2000.

         The single-board computer market within the VMEbus market arena accounts for more than 25 percent of the market which is projected at more than $1.9 billion by 2003, whereas, the market according to COTS Journal is $700 million in 1999. Utilizing the VMEbus market as a guide, the Company believes that the CPU business for CompactPCI could approach more than $500 million by 2003. The telecommunications market has selected CompactPCI as its standard and contract awards for CPUs are presently estimated at 50 percent of the market; however, VMIC expects substantial growth in other applications in addition to single board computers. The Company believes that the market projections for PC computer board sales for VME and total computer board sales for CompactPCI indicate that the total market for 1999 will exceed $388 million, for 2000 it will exceed $600 million, and for 2001 it will exceed $964 million

         Based upon the number of design-ins won by VMIC during 1999 and recent marketing information, the Company believes that multiple industries such as defense, medical, digital video broadcasting, communications, and other markets in addition to telecommunications have selected CompactPCI as their next generation architecture of choice for new embedded applications.

The Storage Area Network Market

         Fibre Channel products are used to connect servers and data storage devices to form storage area networks (SANs). Fibre Channel technology, a new generation of server to storage communications technology that improves data communication speeds, connectivity, distance between connections, reliability and accessibility has made SANs possible.

         The volume of electronic data generated, processed, stored and manipulated has expanded significantly, in recent years, as a result of the growth of data-intensive applications such as transaction processing, data warehousing, data mining, multimedia and Internet applications. Application requirements for video- on-demand, HDTV, 3-D Video ,video mail, and visual computing are pushing the envelope on server capacity and transfer rates. International Data Corporation (IDC), estimates that the amount of stored network data grew from 750 terabytes in 1994 to 10,500 terabytes in 1998, and that it will increase to 420,000 terabytes in 2002. With the dramatic increase in information storage and data retrieval requirements, system performance has become increasingly constrained by traditional input/output technologies, such as SCSI (small computer communications interface), the currently prevailing server to storage communications protocol. The support for a limited number of connections and the short transport distance that characterize SCSI as well as the lack of reliability of data delivery have limited the capabilities of traditional network storage architectures and placed constraints on the size of the network. Fibre Channel overcomes the limitations of traditional data communications technologies, because it offers the connectivity, distance and access benefits of networking architectures combined with the high performance, scalability and quick response needed for data storage applications.

         Many Fibre Channel products find their primary application in SANs ; however, they have also been deployed for use with digital graphics, video networks and non-linear digital editing systems in the advertising, broadcast and entertainment industries as well as for high speed data processing applications in a variety of industries including Internet service providers.

         IDC forecasts that the market for products based on Fibre Channel technology will grow from approximately $2.0 billion in 1998 to approximately $23.0 billion by 2002.

         Fibre Channel is a technology standard that allows data to be transferred from one network node to another at rates of 100 Mbyte per second, which translates to about 45,000 pages of text in this document each second. Fibre Channel was developed jointly by Seagate, Hewlett-Packard, and Sun Microsystems, and is now backed by consortiums consisting of leading vendors in both networking and storage markets. Fibre Channel is now an industry standard accredited by the American National Standards Institute (ANSI). Leading server companies such as DELL, Compaq, Sun Microsystems, Silicon Graphics, IBM and others have selected Fibre Channel as their technology for SAN and computer clustering applications.

         Fibre channel Host Bus Adapters (HBA) are used to convert computer buses such as PCI, CPCI, SBUS, PMC, VMEbus, etc. to transmit and receive data pursuant to Fibre Channel standards. Just as a wire is needed for telephone
(non-cellular) operations, a wire fiber is needed to allow storage boxes and computers/servers to be interconnected into a system. EMF Associates project the Fibre Channel board market to grow from $1.643 billion in 1999 to $6.112 billion in 2002. Hubs are devices/boxes that simplify the interconnection of nodes within a Fibre Channel network. A hub allows the continued operation of operating nodes in the event of a node failure or power off condition. Strong growth has been projected for Fibre Channel hubs. International Data Corporation
(IDC) forecasts revenue for hubs of $827 million in 2002, which translates to a compounded annual growth rate of 71 percent over a six-year time frame.

         VMIC has significant experience with Fiber Channel HUB technology because of its' reflective memory network boards and bypass hubs which are based upon Fiber Channel technology.

         Fibre Channel supports configurations/multiple topologies that allow significant node growth while protecting existing investments as systems growth explodes using switch boxes and/or hubs. Fibre Channel networks can be configured without hubs and switch boxes; however, hubs are predicted to be a popular investment for the foreseeable future. As a result, the ability to leverage the installed base of hubs in simple configurations of HBA introduces a market opportunity.


The Industrial Automation Market

         Since the 1960's, industrial automation systems have included mechanical devices, meters, and gauges, as well as data loggers and strip chart recorders. In the 1970's, programmable logic controllers (PLCs), special-purpose, proprietary, stand-alone, industrial computers, were introduced and were primarily used for discrete manufacturing applications such as automobile assembly. PLCs have traditionally had primitive operator interface panels incorporating buttons, lights, and indicators. In parallel, sophisticated industrial automation systems called distributed control systems (DCSs) were also adopted to provide computer control of large-scale continuous processes such as those found in oil refineries. DCSs integrated a variety of sensors and control elements using I/O connections all controlled by a central computer running proprietary software. Systems were also configured based on proprietary hardware.

         The market is undergoing significant changes, and customers are now demanding solutions based upon open hardware platforms and nonproprietary standards such as VMEbus , CompactPCI, and PCI; Intel processor technology; Microsoft operating systems and other Microsoft key technologies; and PC-based control software such as VMIC'S IOWorks software package.

     The total market for distributed and remote I/O devices used with distributed control systems (DCS), PC-based controllers, and programmable logic controllers (PLC) is expected to grow from $1.9 billion in 1998 to $2.8 billion in 2003, according to Venture Development Corporation. The report indicates that the global markets and user needs for industrial distributed/remote I/O products used only with PC-based systems is projected to grow by 19 percent per year from $201 million in 1998 to $476 million in 2003. The report indicates the increased adoption of PC-based control systems is aided by software suppliers who provide solutions based upon PC-based architectures and open networking. The advantages of PC-based control systems are:

     *      Reduced cost of installation
     *      Ability to upgrade systems easily
     *      Higher performance than other technologies
     *      Customers can select "best-in-class" products from multiple vendors
     *      Reduced dependence upon just one vendor
     *      Ability to integrate special-purpose products
     * Controls and human-machine interface as well as other functions can be executed on one computer * Ability to integrate data with entire enterprise
     *      Leverage commercial technology in reduced cost and training

     *     Reduced development costs
     *     Design-in migration path for future enhancements and system upgrades

     The primary cost element involved in systems today is software. Customers want to design their software application one time and have it run unmodified for decades while they take advantage of continuous hardware upgrades. Suppliers of software and hardware products fill this continuous need and requirement through its open architecture hardware standards and PC-based control software based upon international standards.

     The industrial automation market is a key growth market because the Company's customers are demanding open architecture solutions based upon Intel PCs, key Microsoft technologies, and open architecture equipment based upon standards such as VME, CompactPCI, and PCI. Most of the Company's customers and industry leaders consider these technologies nonproprietary open standards. Customers are demanding more flexibility, more computer power, and higher performance systems with open connectivity to other platforms, software, and most industry leaders' I/O equipment. The industrial automation market is projected to generate $11 billion in revenues by 2001 according to Frost and Sullivan.

     VMIC selected industrial automation to take advantage of the industry trends with open architecture hardware and PC-based control software. These products, when packaged as a I/O system, allow VMIC to offer high-performance I/O systems solutions with the flexibility, scalability, and life cycle costs that customers are requesting. The worldwide PC control software market is projected to grow from $94.1 million in 1999 to more than $500 million annually by 2003 according to a recent ARC study.

     The  Company's  strategy  is to  continue  to  focus  on  the  I/O  systems
(front-end systems) business. I/O systems are offered by the Company as a configuration of boards, distributed I/O, chassis, power supplies, software, and other products to effectively provide customers or Systems Integrators a building block approach that enables the customer to focus on application-specific problems, not problems associated with I/O programming. The Company is the market leader in front-end systems according to Frost and Sullivan, an independent market research organization.

     The primary focus for I/O growth is industrial automation. The Company has coupled its communications/networking products, single-board PC computers, IOWorks software, and I/O boards to offer and complete I/O systems as alternatives to PLCs.

     The demand for process controller technology, both hardware and software, is projected to grow from $8.51 billion in 1993 to $15.17 billion in 2000, according to Frost and Sullivan. The Company now offers hardware and software, as well as I/O systems for this market, and the Company is highly focused on growth in this market arena. With a market value of $1.9 billion, automation software is the most dynamic sector of the global automation industry and will be a crucial product for large control system suppliers during the next decade, according to a recent report by Datamonitor, a market analysis firm. Its Global Automation Software report states that the global market for automation software has grown at an average annual rate of 22 percent over the last five years and will reach $3.6 billion in 2003. It adds the chemicals industry is the largest global end-user of automation software. Growth has been strongest in the Americas, where impact of new products in major U.S. and Canadian markets and rapid market development in South America increased market value by 33 percent annually. European growth has averaged 21 percent per year because those markets have been well developed since the mid- 1990s and the full impact of recent new product launches - especially in PC-based DCSs - haven't been fully felt. Datamonitor's report projects future growth will be fastest in the Americas at
18.4 percent annually, pushing that segment $1.88 billion in 2003. Meanwhile, Europe will grow 9.8 percent per year to reach $1.19 billion, while

Asia will grow 7.3 percent annually to $574 million. The Company has entered this market with an extensive product line for several industrial applications such as petrochemical, hydro-desulphurization, film processing, aluminum rolling mills, steel rolling mills, fiber-optic cable manufacturing, silicon wafer manufacturing, and others.


The Telecommunications Market

         According to the Company's market research data, high availability technologies, specifically CPCI with hot swap capabilities, are enabling the migration of telecommunications infrastructure from proprietary hardware and software architectures to mass-marketed PC hardware and industry standard software like Windows NT. With the popularity of Windows NT applications, Intel's Pentium processor based CPU's have become the most common standard platform in next-generation telecommunications systems. The telecommunications market has selected CompactPCI bus as its architecture of choice; however, VMEbus and PCI bus applications are also prevalent in this market.

         The transformation and upgrading of the existing networking infrastructure to ensure that it will be able to connect voice, data, and video gear is well on its way. With Internet growth fueling more and more network usage for multimedia, the telecommunications market is developing boxes to offer flexible service and avoid obsolescence. Reliability and availability is dictating redundant systems interconnected by high-speed gigabit communications products. These communication requirements typically involve deterministic operations with little or no software overhead.

         According to the PCI Industrial Computer Manufacturers Group, or PICMG, the CPCI bus is particularly well suited for many high- speed data communication applications such as servers, routers, converters and switches.

         The telecommunications market arena is projected to grow from $15 billion in 1999 to more than $18.5 billion in 2001. The embedded computer industry sells boards into this market. The board-level market is projected to grow from $800 million in 1999 to $1.55 billion by 2002 according to RTC.

         The first six months of 1999 brought an 18 percent increase in U. S. telecommunications equipment factory sales over the same period last year, according the annual "1999 Multimedia Telecommunications Market Review and Forecast," published by the multimedia Telecommunications Association (MMTA - Arlington, Virginia). Sales rose to nearly $41.6 billion from $35.2 billion. The trade organization credits the substantial growth to an economic rebound in Asia and Latin America, which relies on U.S., manufactured products to meet their communications needs

         In addition, the Company believes that increases in Internet users, which are expected to exceed 300 million by the end of 2002 and the resulting bandwidth requirements, estimated to be 500TB per month volume in 1999, offers market opportunities for the Company's products.

The Medical Market

         In virtually all areas of the medical ultrasound and magnetic resonance imaging, embedded computers are used in the real-time animation and manipulation of 3D-objects in stereo by interactive computer graphics. The processing, analysis, and manipulation of such data often requires several tightly coupled super-high performance simultaneously operating computers co-located within the same box communicating on the same hardware medium.

         The medical industry has selected open architecture solutions based upon VMEbus and CompactPCI bus both of which support the requirements of parallel processing of large volumes of image data. In addition to processing the data, the medical industry is faced with massive storage requirements including storage archiving, data sharing and analysis often from multiple servers simultaneously. Computer clustering and storage area network problems are solved with Fiber Channel products designed for high performance servers and embedded computers.

         Real - time computer software requirements are typically solved with leading operating systems such as Vxworks from Windriver. Graphical user interfaces that demand less deterministic or real- time performance are generally supported by Windows NT, Lynx or other less robust software operating systems. VMIC offers the Intel based Pentium class high performance computer boards, Fiber Channel host bus adapters and supporting software for such applications.


The Digital Video Broadcasting Market

         An important transformation is taking place today in how information is distributed. Digital video is at the forefront of the convergence of broadcasting, entertainment, computers and telecommunications. Open architecture CompactPCI (CPCI) platforms are being selected by leading providers of standards-based encoding products and systems for digital video broadcasting. CPCI offers significant benefits such as Hot swap capability, multiprocessor work load sharing, expandability, reliability, high performance and Intel PC architecture solutions.

End-to-end solutions designed for this market enable users to digitally encode compress, transmit and decode broadcast quality video signals for a broad range of applications, including satellite delivery, terrestrial and cable broadcasting, and contribution. Products designed for this market enable digital video broadcasting over a variety of networks including satellite, wireless, fiber and cable. Solutions include audio, video, data encoding and networking systems. Leaders in this industry reach into all major segments of the digital television industry such as direct broadcast satellite (DBS), cable, content distribution, digital terrestrial, MMDS, and digital subscriber line.

Leaders in this industry offer television service providers digital video networking solutions that merge video, audio and data with leading-edge digital compression and communications technologies. These solutions enable their customers to optimize their digital transmission networks and expand their services to increase revenue while providing consumers with unmatched digital pictures and CD audio quality. Leading solutions enable terrestrial broadcasters, satellite providers and cable operators to expand their service offerings with high quality encoding and data broadcasting products.

The Defense Market


         The Defense Department has executed a new initiative to move from custom militarized products to commercial-off-the-shelf (COTS) products to reduce its cost of building electronic systems where possible. Therefore, the tri-services have selected VMEbus as its architecture of choice for building computer systems, and CompactPCI is now moving into many COTS applications. The projection of standard bus open architecture board-level products for military COTS applications is projected to grow from $716 million in 1999 to $1 billion by 2001 according to NSWC-Crane. Most prime contractors for applications involving ship control systems, radar, simulation and training, military vehicular and embedded computer systems have selected standard commercial products. The defense industry is moving from proprietary designs to hardware and software based on PC technology and industry standard software such as Vxworks, Windows NT, Lynx and others. The Company's defense business is commercial-off-the-shelf products that also sell into all other markets within the embedded computer industry. The Company does not offer militarized or rugged products specifically designed for military or other applications.

The Simulation and Training Market

         The Simulation and Training industry can be partitioned into three primary markets. These markets include Defense, Power and Utilities, and Transportation. The Defense market involves the use of the Company's simulation and training I/O products in aircraft, helicopter and ship simulators, and trainers. The Company's customers are systems integrators such as Reflectone, McDonnell Douglas, Quintron, Flight Safety International, AAI Corporation, and others who typically purchase products designed specifically for the industry. The power utility industry uses the Company's simulation and training products for applications in nuclear power plant simulators and trainers. The Company's customers are systems integrators and end-users such as S3 Technologies, Siemens, Atlas, Thomson-CSF, Mitsubishi Heavy Industries, Georgia Power, Virginia Electric Power, and TVA. The primary difference in the markets involves the size of the I/O system. Usual I/O systems for nuclear power plants typically sell for $500,000 to $1,000,000 per unit, whereas I/O systems for Defense applications sell for $50,000 to $100,000 per unit.

         The Company believes that its success in this market centers around its focus on providing a wide variety of standard bus products and systems that are designed specifically for the Simulation and Training markets. This market requires high-density I/O boards with self-test capability supporting extensive fault detection and isolation capabilities. The Defense and Power Plant industries have focused on open architecture solutions and VMEbus is the leading embedded computer bus standard. The Company believes that its customers in this market particularly value its Intelligent I/O Controllers that were designed specifically for the Simulation and Training industry. The Company's simulation and training product line enables a customer to order systems solutions that obviate the need for detail-level programming of the Company's equipment.

         The Test And Measurement Market

         The Company's Data Acquisition and Control products are used in semiconductor ovens, annunciation systems, gas turbine monitoring and control, electron particle acceleration, power train testing, wind tunnel testing, and emissions monitoring. VMIC's customers for such applications include OEMs, systems integrators and end-users such as Interautomation, Arnold Air Force Base, Sverdrup, Chrysler, American Power, Ohio Edison, Synchrontron Radiation Research Center, and others. The Company attributes its success in this market to its broad array of I/O boards, open system technology, and the wide acceptance of VMEbus in the embedded systems market.

         The Company's line of Universal Intelligent I/O Controllers form the core of its Data Acquisition and control systems. The I/O controller product line was designed specifically for the Data Acquisition and Control market. It features many benefits required by OEMs, systems integrators, and end-users. One of the primary benefits is the I/O controllers' support of the broadest assortment of VMEbus I/O boards in the industry. This wide selection of I/O, coupled with effective turnkey I/O solutions for the industry, is a major benefit, and the prime reason for the Company's success in this market.


Sales and Distribution

         The Company is a global corporation that distributes products in more than 48 foreign countries through more than 32 distributors and 14 representative organizations worldwide. As of September 30, 1999, the Company's marketing, sales, and distribution programs were conducted by 43 of the Company's employees. The Company sells its products in the United States through commissioned-based independent sales organizations and direct VMIC employees. As of September 30, 1999, the Company has contracts with 14 independent representative organizations that employ more than 54 salespeople. These sales organizations are supported by their own support staff, as well as the Company's employees. The Company's home office is located in Huntsville, Alabama. Remote offices are located in Paris, France to support European customers and distributors, and in Raleigh, North Carolina and Dallas, Texas.

         The   Company's   products   are  sold   internationally   through   32
distributors. As of September 30, 1999, the distributors employed more than 78 salespeople.

         In addition to international distributors and U.S. sales representatives, the Company has 29 value-added resellers (VARs) who represent the Company. VARs purchase and resell the Company's products and add value to the Company's products by including custom software, hardware, or installation and maintenance of the Company's equipment. The Company is expanding its distributors and VARs. The plan is to establish a network of distributors, VARs, and Representatives that are highly focused on industrial automation, and a separate network of VARs and distributors that are highly focused on the Fibre Channel storage area network markets. Because of the need to establish more market focused distributors, VMIC has elected to appoint multiple nonexclusive distributors in various European countries.

         The Company attends more than 40 tabletop trade shows per year and more than ten major trade shows per year. Tabletop shows require minimum Company involvement. The major shows are market related and require significant planning, staffing, and promotional efforts. The Company also markets its products through publicity received from numerous publications and magazines that publish articles and press releases.

         The Company continually invests in Web site updates, product catalog enhancements, direct mail, and other marketing techniques to expand its customer base growth revenues. The Company is in the process of establishing an E-Commerce link which will allow customers to purchase products via the Web.

         The Company has recently reorganized its Sales and Research and Development departments to establish a business center staffed with key employees highly focused on the industrial automation markets and products. This staff includes an experienced industrial automation manager, three sales managers, and a Research and Development staff of approximately 63 employees.

     In addition, the Company has recently dedicated an experienced sales manager to market Fibre Channel products to the storage area network customers.

Manufacturing

         The Company manufactures most of its products in-house while subcontracting a small portion of the board level product manufacturing. The Company has an in-house manufacturing capability that includes automated, semi-automatic and manual assembly and testing. The companies Surface Mount Technology (SMT), consists of an automated line that has fine pitch and ball grid array placement capabilities. VMIC's automated inspection lines consisting of state-of-the-art equipment which includes 5DX Xray, Automatic Optical Inspection and a Dual PCB Inspection Robot . Product manufacturing operations at the Company involve: electronic circuit board; module assembly; I/O systems assembly, configuration and testing, cable assembly and the production of product support information. In addition, manufacturing agreements are established with several local manufacturing companies to provide prompt service for additional requirements. Although the Company may subcontract some of its manufacturing, final testing and packaging are always conducted at VMIC under the direction of VMIC's Quality Assurance Department. The Company is located in high technology research community which allows the Company to take advantage of the quality and high-volume manufacturing capabilities of several local international.The company capitalizes the development costs of certain software used in production testing and the manufacturing of its products. The total deferred software development expense for product manufacturing and testing software to be amortized over three years is $551,000.

Research and Development

     The Company invests in research and development programs to develop new hardware and software products, enhance existing products by integrating state-of-the-art technology and customization of certain products to meet customers' specifications for applications which involve the potential for medium- to high-volume production opportunities.

     As of September 30, 1999, the Company has approximately 80 employees in research and development activities. Of these employees, 45 are involved in hardware development and 35 are involved in software development.

     As of September 30, 1999, 75 employees have technical degrees and eight have advanced degrees. Approximately 52 percent of the Company's research and development efforts in fiscal year 1999 were software related. The Company recently reduced its software development efforts and plans to invest approximately 36 percent of the Company's R&D efforts for the fiscal year ending 2000. The Company's research and development expense was $5.6 million, $6.2 million, and $5.3 million in fiscal 1999, 1998, and 1997 respectively, corresponding to 19.7 percent, 19.9 percent, and 19.0 percent of sales, respectively. Software deferred expense was $2.33 million, $2.20 million, and $1.47 million in fiscal 1999, 1998, and 1997, respectively.

The Company expensed $5.3 million of previously capitalized software development costs for the fiscal year ended September 30, 1999. The write-down is based on management's estimates of the gross future sales that can be generated from the existing software products marketed by the Company As of September 30, 1999, the total deferred software development expense to be amortized over future sales, including software used in production testing and manufacturing, is $836,000.

     The Company has focused its R&D investments on new products designed for more vertical markets; therefore, its research and development efforts associated with legacy markets have been decreased. The Company has focused its investments on PC-based control software, single-board computers, communications/networking products, such as Reflective Memory, CompactPCI I/O products, and, in particular, Fibre Channel technology.


     VMIC has recently developed a host adapter Fibre channel product line that includes host adapters for the most popular open architectures, such as PMC, PCI and CompactPCI. The Company is also converting its Reflective Memory bypass switches to Fibre channel connectivity compatibility for a Fibre Channel hub. The Fibre Channel hub allows a configuration of computers and peripherals such that a failure on one node does not create a total failure of the entire network. The Reflective Memory network bypass product is already based upon Fibre channel technology. The Company is also examining the possibility of using other VMIC technology to enter the concentrator, router, and bridge switch markets. The Company is developing VxWorks host adapter software, and is examining the enhancement of third-party software that is compatible with its host adapters.

Competition

     The markets for the Company's products are intensely competitive and are characterized by rapid technological change and emerging industry standards requiring ongoing expenditures for research and development and the timely introduction of new technology and enhancements of existing technology. The Company's future success will depend, in part, on its ability to enhance its current technology and services, respond effectively to technological changes, sell additional services to its existing client base, introduce new technologies and meet the increasingly sophisticated needs of its clients. Other companies may develop products or technologies that may adversely affect the Company's competitive position or render its technologies or services obsolete. The Company competes for customers on the basis of price, performance, features, quality, service, reliability, adherence to standards, availability, development capabilities, and support. The Company's competitors vary in the size, scope, and breadth of the products and services they offer. Some of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, sales, and personnel resources the Company.

     While the Company's focus remains directed to the telecommunications and Fibre Channel storage area network markets, the Company is still committed to the embedded markets of defense, test and measurement, industrial automation and medical equipment. The following tables list the Company's competitors by market and product lines. As with VMIC, many of the Company's competitors supply products to several markets, and many of their products are fairly easily adapted to alternative market uses.


                                            Competitor By Market

                                               Industrial                          Test and
        Product Line            Telecom        Automation         Defense        Measurement        Medical

Competitor
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Systran                                                              X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Motorola                           X                X                X                                 X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Force                              X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
General Microsystems                                                 X                                 X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Pentek                                                               X                X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Pentland                                                             X                X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Acromag                                             X                X                X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
RTP Inc.                                            X                                 X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Performance Tech.                  X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
National Instruments                                X                                 X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Intellution                                         X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Allen-Bradley                                       X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
GE Fanuc                                            X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
SBS                                X                X                X                X                X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
QLogic                       X                                       X                                 X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Emulex                             X                                 X                                 X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Object Automation                                   X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Think and Do                                        X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Steeplechase                                        X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Interphase                         X                                 X                                 X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Ziatech                            X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Dynatem                            X                X                X                X                X
---------------------------- -------------- -----------------  ------------- -------------------- ------------
Nematron                                            X
---------------------------- -------------- -----------------  ------------- -------------------- ------------

                                                 Competitor By Product Line


                                 Computer          Communications/        Input/          I/O          PC-Based Control
        Product Line              Boards             Networking           Output        Systems            Software


Competitor
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Systran                                                   X                  X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Motorola                             X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Force                                X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
General Microsystems                 X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Pentek                                                                       X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Pentland                                                                     X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Acromag                                                                      X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
RTP Inc.                                                                                   X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Performance Tech.                                         X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
National Instruments                                                                       X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Intellution                                                                                                   X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Allen-Bradley                                                                X             X                  X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
GE Fanuc                                                                     X             X                  X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
SBS                                  X                    X                  X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
QLogic                                                    X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Emulex                                                    X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Object Automation                                                                                             X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Think and Do                                                                                                  X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Steeplechase                                                                                                  X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Interphase                                                X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Ziatech                              X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Dynatem                              X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------
Nematron                                                                     X             X                  X
---------------------------- ----------------- ----------------------- ------------- -------------- ----------------------


Government Business

      The Company's reliance on direct and indirect government business has been significantly reduced over the past eight years from 75% of the Company's business to 31%; however, the Company is currently involved in several opportunities and contracts that could have a material impact on the Company's growth and significantly increase the percentage of the Company's future revenue generated by government related business. The Company has received orders for CPUs and I/O products for shipboard propulsion monitoring and control and is well positioned to receive sizable follow-on orders. Should the program prove successful 27 cruiser class ships, including follow-ons for destroyers and carrier class ships, would use the Company's products. The Company has also been tentatively selected to supply a potentially large quantity of CPCI single board computers to a large government contractor. The Contract award should be finalized in the first quarter of 2000. In the event that the contract is awarded to VMIC a significant percentage of the Company's future revenue could be generated by government related business.

Proprietary Rights

     The Company's success depends to a significant degree upon its software proprietary technology and other confidential information. Software and information technology industries have experienced widespread unauthorized reproduction of software products and other proprietary technology. The majority of the Company's software is not patented and existing copyright law offers only limited practical protection. VMIC relies on a combination of trade secret, copyright, common law intellectual property rights, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect its proprietary rights in its intellectual property and confidential information. The Company does not, however, sell its software source code, or provide its customers access to the source code associated with its software products.

     The Company has applied for two patents associated with Reflective Memory and single board computers. Reflective Memory is a trademark of Sun Microsystems and Sun owns five patents related to Reflective Memory.
VMIC is an approved licensee of the trademark and all patents.

     There is no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. There is no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, the computer industry is characterized by frequent litigation regarding patent and other intellectual property rights, and litigation has been and may in the future be necessary to enforce the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of patent infringement. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition, and results of operations.

     VMIC  believes  that  its  proprietary  rights  do not  infringe  upon  the proprietary rights of third parties. However, third parties may assert infringement claims against the Company in the future and such assertion could cause the Company to enter into a license agreement or royalty arrangement with the party asserting the claim. The Company may also be required to indemnify its customers for claims made against them. Responding to and defending any such claims, developing non-infringing intellectual property or acquiring licenses may distract the attention of the Company's management and could have a material adverse affect on the Company's business, financial condition or results of operations

Employees

     As of September 30, 1999, the Company had 207 full-time employees. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that it has an excellent relationship with its employees.


ITEM 2.           PROPERTIES

          The Company's headquarters and principal administrative, engineering, sales, marketing, and manufacturing facilities are located in office buildings containing approximately 77,000 square feet located on approximately 10 acres of land in south Huntsville, Alabama. The Company from time to time also leases additional space in the vicinity as necessary. The Company believes that its existing facilities are suitable for the Company's projected growth over the next 24 to 36 months.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the executive officers of the Company as of September 30, 1999, is set forth below. Officers serve at the discretion of the Board of Directors.


Name                        Age             Position

Carroll E. Williams          53     President, CEO and Chairman of the Board

Alfred F. Casteleyn          56     Director, Vice President Sales and Marketing

Charles McDonald             58     Executive Vice President of Operations

George Meares                49     Vice President Research and Development

Gordon Hubbert               54     Vice President and Chief Financial Officer


         Carroll E. Williams. Mr. Williams is the founder of the Company and has served as its President, Chief Executive Officer, and Chairman of the Board of Directors since its incorporation. Prior to founding the Company, he was a Design Engineer for SAIC, Huntsville Division from 1972 to 1983. Mr. Williams was the founder and Division Manager of the VME Microsystems Division of SAIC from 1984 to 1986. Prior to joining SAIC, Mr. Williams was employed by Sperry Rand where he was involved in numerous assignments associated with highly reliable, fault-tolerant computer systems including the space shuttle main engine controller dual processors. Mr. Williams gained experience with Data Acquisition and control systems while employed at Pratt & Whitney Aircraft during 1970 and 1971. Mr. Williams graduated from Georgia Tech in 1969, with honors, and continued graduate studies in electrical engineering and computer science at the University of Florida and the University of Alabama.

         Alfred F. Casteleyn. Mr. Casteleyn is the Vice President of Sales and Marketing of the Company, and has been an officer of the Company since June of 1991. He is also a member of the Board of Directors of the Company. Prior to joining the Company, he was the Sales and Marketing Manager and International Manager for EAI Electronic Associates of West Long Branch, New Jersey. Mr. Casteleyn has substantial experience in the International Sales and Marketing area of the industry and has built a career in the field for over 30 years. He has been successful in such efforts as design and maintenance of marketing programs, planning company sales activities, representative/distributor supervision, trade show preparation and participation, advertising, staff recruitment and preparation of financial packages.

     Charles McDonald. Mr. McDonald is an Executive Vice President of the Company and acts as the Company's Executive Vice President of Operations. Mr. McDonald has 30 years of electronics experience and has held positions in the areas of manufacturing systems, computers, computer hardware systems, and products. Before joining the Company Mr. McDonald spent seven years with SAIC, where he was the Project Manager/Engineer for several computer systems contracts and was manager of utilities system integration. Mr. McDonald has been with the Company since August 10, 1987 and has served as an officer of the Company since 1990.

     George T. Meares. Dr. Meares is the Vice President of Research and Development. Dr. Meares has been with the Company since 1990. He has over 14 years of experience in engineering leadership positions and has vast experience in the design and development of communication and display products for many commercial and governmental applications. Dr. Meares was formerly associated with Pentastar Electronics, Inc. as the Electrical Design Branch Manager, a Project Leader, and a Design Engineer. Dr. Meares earned his Ph.D. in Electrical Engineering from Tennessee Technical University, as well as his M.S. in Systems Engineering, and a B.S. in Electrical Engineering. Dr. Meares takes a very active role in the design and development of the Company's product lines.

     Gordon Hubbert. Mr. Hubbert is the Vice President and Chief Financial Officer of the Company. He has been with the Company since 1991, and has been an officer of the Company since September of 1996. Mr. Hubbert was formerly the Controller at Tenneco and Duracell, as well as Division Controller at SCI. Mr. Hubbert received his MBA from Indiana Northern University in 1976.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Dividend Policy, Market and Stockholder Information

         There is no established public trading market for the Company's Common Stock. At September 30, 1999, the Company's Common Stock outstanding was held by approximately 525 shareholders. At September 30, 1999, there were 409,617 stock options outstanding, convertible into the Company's Common Stock. See "VMIC, Inc. Notes to the Financial Statements- 6. Stock Options." The Company has not declared any dividends. The Company currently intends to retain its earnings to finance future growth, and therefore does not anticipate paying cash dividends in the foreseeable future. The Board of Directors may review the Company's dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's capital requirements, operating results and financial condition and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

     On November 30, 1997, the Company completed a private placement stock offering of common stock, receiving net proceeds of $3.0 million from the sale of 300,000 shares of stock. After payment of offering expenses and legal fees, the Company used approximately $2.0 million of the offering proceeds to repay the balance of its working line of credit. The balance of the offering proceeds, approximately $1.0 million, was used for general working capital purposes. The Company relied on Section 4(2) of the Securities Act of 1933 and the provisions of Rule 506 of Regulation D for exemption of this private placement from the registration requirements of the Securities Act.



     The Company maintains several employee stock option and purchase plans. Pursuant to these plans, the Company has sold the following unregistered securities:

         Year Ended         Shares Sold         Aggregate Consideration



       1997                  117,978                  364,015

       1998                   77,420                  273,931

       1999                   74,069                  257,204





     The securities were sold in reliance on exemptions under Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated under Regulation D of the Securities Act of 1933. The proceeds of the sales were used for working capital and general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

VMIC is providing the following summary financial information of the Company to highlight selected financial information for your benefit. VMIC derived this information from the audited financial statements of the Company for each of the fiscal years shown. The following information is only a summary and you should read it in conjunction with VMIC's financial statements and notes thereto (beginning on page F-1 in the latter portion of this document). For a more detailed narrative explanation of the following results and conditions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                Summary Financial Data
                                                           (in thousands, except per share data)


                                                                     VMIC, Inc.
                                                              Years ended September 30
                                                  ------------------------------------------------

                                                     1995          1996       1997        1998           1999
                                                ------------  -----------  ----------- -----------  --------------


  Statements of Operations Data:

   Revenues                                      $    23,104    $  23,791    $  27,901  $   31,049    $    28,381

   Gross profit                                       15,546       15,495       18,108      20,290         16,096

   Selling, general and administrative expenses        8,328        9,661       10,995      13,302         12,419

   Research and development expenses                   5,105        5,335        5,307       6,231          5,801

   Income (loss) from operations                       2,113          499        1,806         757         (7,336) (1)

   Net income (loss)                             $     1,455     $      41   $     934  $      205     $   (8,246) (1)
 Per Share Data:
   Diluted earnings (loss) per share             $      0.37     $    0.01   $    0.22  $     0.04     $    (1.82)

   Weighted average common share outstanding
   (diluted)                                        3,901,278    4,047,989   4,189,113    4,554,448      4,534,189



Excluding Certain One-Time Events (1)
   Net income(loss)                              $     1,455    $      41   $     934  $      205      $   (2,989)

   Diluted earnings per share                    $      0.37    $    0.01   $    0.22  $     0.04      $    (0.66)


Balance Sheet Data:

     Working capital                              $    3,463    $    2,544  $    4,693 $     4,724     $      607


     Total assets                                     13,511       16,410       19,707      25,162          20,270


     Long-term debt                                    3,507        5,078        5,395       5,713           6,448


     Total stockholders' net investment                6,365        6,693        9,397      11,747           3,890


(1) Net loss for 1999 includes a non-recurring charge of approximately $5.3 million for the write-down of certain software development costs and purchased product and software costs. See Management's Discussion and Analysis of Financial Condition and Results of Operations - write-down of certain assets and Notes to Financial Statements - significant Fourth-Quarter Event.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, this document contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties are discussed in more detail below. These forwardlooking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "believes," "anticipates," "expects," "plans," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals, or strategies are forward-looking statements.

     Overview and Business Environment

     VMIC is a leading supplier of standard bus board-level products, software, and I/O systems for the embedded computer industry. The products perform a broad range of functions such as storage area and computer networking, data acquisition and control, PC single-board computers, and complete I/O systems based upon a new PC-based control software product. The Company offers a broad range of software products based upon the most popular operating systems.

     The Company's products are used in communications and networking of computers and computer storage systems, voice recognition systems, medical testing machines, telephone switching, digital Television signal routing, rolling mills for steel and aluminum, textile machines, munitions testing, engine propulsion systems, automotive manufacturing machines, aircraft wheel testing systems, robotic arm control systems, and other applications.

     The Company is now focused on the telecommunications industry and storage area networks for the broader computer market. The Company plans to continue to market its products to the defense, test and measurement, medical, industrial automation, and other markets.

     The Company's objective is to maintain its position as a leading supplier of standard bus board products and software to the embedded computer market. In addition, the Company believes that its expertise in the embedded computer market will provide the stepping stone for the Company to enter the high-growth Fibre Channel storage area network market with host adapter boards and hubs.

     Approximately three years ago, the Company developed a plan to change its primary market focus and product lines from defense, test and measurement, nuclear power plant monitoring, and simulation and training to new, large vertical markets that were experiencing changes, and where customers were demanding new solutions. At that time, the Company's revenues were primarily generated from specialized products in niche markets. These products served the Company well by providing high margins; however, these markets were not large enough to sustain the Company's planned growth rate.

     As a result of this change in focus the Company implemented a plan to develop products focused on larger vertical markets with potential high-volume growth. The product lines selected were 1) embedded PC computers for VMEbus and CompactPCI, 2) expanded communications/networking products for the embedded computer industry and for the storage area network market, 3) PC-based control software and other software products, and 4) I/O systems for industrial automation based upon PC control software.


     Recent Developments

     Telecommunications. The Company is in negotiations with two leading telecommunications companies for contracts to deliver Reflective Memory network products for telephone switching, voice recognition, and redundant computer communications. In addition, VMIC is also negotiating contracts for the delivery of PC single-board computers to several telecommunication companies. The Company believes that these opportunities may lead to significant sales to the telecommunication industry.

     Industrial Automation. VMIC has recently received orders from several major industrial automation companies for PC-based control I/O systems that use the Company's IOWorks software products. In addition, the Company is negotiating with a leading global industrial automation company to supply a PLC replacement computer that uses the Company's PC-based control software. The Company has also recently negotiated a contract to provide a distributed I/O product line under private label for a leading industrial automation company.

     Medical. The Company has recently been selected to supply VMIC's Intel-based single-board computers, or SBCs, for use in a six processor medical testing device. In addition, the Company is negotiating with a leading supplier of medical imaging systems to supply CompactPCI SBCs for ultrasound applications.

     Digital Video Broadcasting. The Company has recently been selected by a leading provider of encoding products and systems for digital video broadcasting to supply SBCs to be used in digital video broadcasting. The customer's products enable digital video broadcasting over a variety of networks including satellite wireless, fiber, and cable.

     Defense. VMIC is negotiating with a large defense subcontractor to supply a significant number of SBCs for a military project. VMIC has shipped beta test specimen SBCs and expects to be informed of a contract award in December 1999. This opportunity could result in the sale of more than 40,000 SBCs over 10 years if all the contact options are exercised.

     Fibre Channel. VMIC has recently released its host bus adapter Fibre Channel product line, which includes six host adapters for the most popular open architectures, such as PMC, PCI, and CompactPCI. The Company has also recently released three SAN ready single board computers with Fiber Channel adapters attached for VME and CPCI.

        The Company recently began extensive marketing of its Fibre Channel product line and has a dedicated Fibre Channel Web site at www.vmicnet.com. The Company anticipates increasing its investments in Fibre Channel technology to include additional adapters, bridges and hubs to enhance its position in the marketplace.

     Manufacturing. The Company has recently expanded its manufacturing capacity and capability and now manufactures the majority of its products in its own facilities. The Companies reduced reliance on contract manufacturers has decreased the cost of certain of the Company's products and should allow the Company to be more competitive.

     Sales Organization. The Company has initiated a significant reorganization of its sales department, which is now organized around specific markets and product specialists who work closely with customers to develop high-volume products designed to meet specific customer requirements. A group within the Sales Department is dedicated to the industrial automation market and the products designed especially for industrial automation. In addition, the Company has recently dedicated a sales manager to the Fibre Channel market and associated products.

     International Sales. The Company has substantial presence in international markets where it sells products in more than 60 foreign countries through its line of international distributors. International revenues as a percentage of sales were 18.3% of sales in 1998, or $5.7 million, and 22% of sales in 1999 or $6.16 million. The Company's anticipates international orders significantly increasing in 2000. In 1998 the Company opened an office in Paris, France, in response to customer requests for a VMIC presence in Europe beyond its distributor network. The Company is now pursuing business in China and Russia through new distributors managed by VMIC personnel.

     Write-down of Certain Assets. In the fourth quarter of 1999, the Company recorded a charge of approximately $5.3 million for the write-down of certain software development costs and product and software costs related to industrial automation. Due to the fact that the market for processed control software failed to grow at projected rates, the Company significantly restructured the software sales staff and realigned its product mix. The Company reduced its software sales force and research and development staff devoted to industrial automation and hired a new software sales manager with extensive knowledge of the industry. The Company also changed its marketing strategy associated with this industrial automation to focus on selling I/O systems based upon the Company's software and hardware. The Company has also expanded the VMIC hardware platforms supported by the software to include systems based upon PCI, CPCI, VME and a new line of low-cost I/O products. The Company is continuing to make investments in the industrial automation at reduced levels compared to fiscal year 1999 levels. The investments are primarily associated with modifications and enhancement to the software product to make it more acceptable to the industrial automation market. There are no assurances that these changes will be successful and the Company may have to take additional write-offs in the future should sales of systems not be sufficient to amortize the cost of the software development. The write-down is based on management's estimates of the gross future sales from the existing software products marketed by the Company. This takes into consideration no additional development costs being incurred to increase the marketability of the products. See Notes to Financial Statements-Significant Fourth Quarter Event.


Risk Factors

         The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

The Company may not be able to compete effectively in its current or future markets.

     The standard bus embedded computer industry is highly competitive and fragmented, and the Company faces significant competition in each of its product markets. The Company's competitors differ depending on product type, geographic market, and application type. Several of VMIC's competitors are well established and have greater assets and financial resources than the Company, and have larger marketing and research and development budgets. Several of the Company's competitors also have larger service organizations.

     Competition in the Company's business areas is influenced by technical capacity, customer support, product longevity, supplier stability, breadth of product offerings, reliability, performance, and price. Accordingly, even small competitors who develop technologically similar or advanced products could successfully compete with the Company. Other competitors have established relationships with customers or potential customers that afford them a competitive advantage. There can be no assurance that the Company will be able to compete effectively in its current or future markets or whether the Company's technology and designs will be viable in the marketplace in the future.

The Company recently entered into new product markets and may be unable to develop the technologies or market presence necessary to succeed in these markets.

         VMIC's recent entry into vertically integrated markets such as Industrial Automation and storage area networks has required the Company to develop new hardware and software products. However, these new products, while offering potential new revenue sources, may not achieve market acceptance, and the failure to succeed in these markets could materially impact the financial condition of VMIC.



The Company has diverted research and development resources from core products to new technologies.

     The Company has recently undertaken substantial research and development efforts outside of its core business with the intent of increasing its revenue base and growth potential. This is reflected in the Company's strategy of offering PC-based control software or IOWorks, embedded PC board products, and communication products, such as Fibre Channel and Reflective Memory to the Storage Area Network, Industrial Automation and Telecommunications markets and other more vertically integrated markets. To implement this strategy, the Company reduced its research and development investments in its core business while significantly increasing its investment in the new products designed to address these more vertical markets. If the Company is unsuccessful in these new markets, it will be dependent on its core business to maintain historical operating results. VMIC may not be able to maintain its historical operating results, however, because it has substantially reduced its research and development investments in its core business.



Sales of the Company's new products may not meet the growth objectives of the Company.

     Some of the Company's new hardware products will be sold at lower profit margins, and the Company requires significant market acceptance of these products to meet the growth objectives of the Company. While there has been significant customer interest in these new products, and Reflective Memory, Fibre Channel and PC-based products generated a significant percentage of the Company's revenues in 1999, there can be no assurance that these new products will be successful to the extent necessary to meet VMIC's growth objectives. If these new products are not successful, the Company's operating results and financial condition could be materially adversely affected.


The Company has increased its debt level and working capital requirements.The Company Has Increased Its Debt
Level and Working Capital Requirements
     Traditionally, the Company has utilized long-term liabilities as a major financing source. Long-term debt of the Company rose from $200 thousand in 1986 to approximately $6.4 million as of September 30, 1999. The Company's utilization of long-term debt is somewhat higher than the average company in this industry. A primary reason for the increase in long-term debt was the need for the Company to manage its growth. The Company believes its current revenue level will be sufficient to service its long-term debt. However, if the revenues and profits of the Company substantially decrease, it will be more difficult for the Company to service its long-term debt, meet its current obligations, and continue with its current business plan. As of September 30, 1999 the Company had sufficient current assets to liquidate all of its current liabilities.


The Company's products may become obsolete and the Company may be unable to respond to future market needs. Most of the Company's products are developed to meet certain industry standards. These standards continue to develop and are subject to change. Elimination or obsolescence of all or some of these standards could affect the design, manufacture, and sale of the Company's products and require costly redesign to meet new or emerging standards.

     In general, technology in the computer industry, and the computer bus board industry specifically, is subject to rapid technological change. The introduction of new technology and products by others could adversely affect the

Company's business. There is no assurance that future advances in technology may not make the Company's existing product line obsolete, resulting in increased competition, and requiring the Company to undertake costly redesign efforts. There can be no assurance that the Company will be able to incorporate new technology into its product lines or redesign its products to compete effectively.

     Moreover, because new products and technologies require commitments well in advance of sales, decisions with respect to those commitments must accurately anticipate both future demand and the technology that will be available to meet that demand. There can be no assurance that the Company will be able to successfully anticipate or adapt to future technological changes, and failure to do so may materially adversely affect the Company's business, financial condition, or results of operations.



The Company may experience reduced cash flows as a result of selling products with smaller margins, fluctuations in operating results and increases in expenses.

     The Company is dependent upon the success of its recently developed IOWorks software for the sale of I/O system products, embedded PC board products and communication products such as Reflective Memory and Fibre Channel to substantially increase revenue growth. Embedded PC board products and communication products typically yield smaller margins than the Company's traditional product mix and the Company's profits could therefore erode in the future.

     In addition, the Company has experienced reduced net cash flows, attributable to substantial software development, inventory expansion, building expansion, purchased technologies associated with PC single-board computers, the Company's expanded use of internal products for software development, and fluctuations in the Company's operating results. Moreover, because of the Company's high level of current fixed expenses and working capital requirements, and because the Company believes it should continue its current business strategy of expending substantial resources on research and development, VMIC may experience a negative cash flow position in the future.



The Company may not be able to successfully protect its intellectual property and confidential information.

     The Company's success is, to a significant degree, attributable to the unique features of its software, proprietary technology and other confidential information. Unfortunately, software and information technology industries have experienced widespread unauthorized reproduction of software products and other proprietary technology. While the Company has some patent protection for its hardware products, the Company's software is not patented, and existing copyright law offers only limited practical protection. For most of its intellectual property protection, VMIC relies on a combination of trade secret laws, copyright protection, common law intellectual property rights, license agreements, nondisclosure, and other contractual provisions. The Company does not, however, sell its software source code, or provide its customers access to the source code associated with its software products.


     There is no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. There is no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, the computer industry is characterized by frequent litigation regarding patent and other intellectual property rights, and litigation has been, and may in the future be necessary to enforce the Company's trade secrets or to defend against claims of patent infringement. While VMIC believes that its proprietary rights do not infringe upon the proprietary rights of others, third parties may assert infringement claims against the Company in the future and such assertion could cause the Company to enter into a license agreement or royalty arrangement with the party asserting the claim. The Company may also be required to indemnify its customers for claims made against them. Responding to and defending any such claims, developing non-infringing intellectual property or acquiring licenses could have a material adverse affect on the Company's business, financial condition or results of operations.


The Company may not be able to adequately finance its continued growth.

      The Company has been growing since 1986, during which time the Company has experienced increased debt, sales growth, high research and development expenditures, and an increased asset base. There are certain risks inherent in any growing company arising from such factors as increased working capital and capital expenditure requirements. Moreover, the Company's business strategy calls for substantial continued investment in new products. The Company also anticipates expanding its inventory and increasing investments in equipment and other fixed assets. There is no assurance that the Company will be successful in obtaining additional long-term debt or equity financing, or if obtained, there can be no assurance that the debt or equity financing will be on terms favorable to the Company or its shareholders. The failure of the Company to obtain additional funds or the obtaining of such funds on unfavorable terms could adversely affect the financial performance and prospects of the Company and any equity investment on unfavorable terms could cause substantial dilution to the shareholders.



The Company will be required to expense certain  software  development  costs if
software  sales  are  not  sufficient  to  amortize  the  capitalized   software
development costs over a five-year period.

     The Company, in fiscal year 1996, began to capitalize development costs associated with its IOWorks software and certain other products. The Company is required to amortize its capitalized software costs against future sales of the software products over a five-year period after the release of the products. The Company accounts for these software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes certain costs incurred in the production of computer software once technological feasibility of the product to be marketed has been established. Capitalization of these costs ceases when the product is considered available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by VMIC. If software sales are not sufficient to amortize the capitalized costs over the five-year period the Company is required to expense those capitalized costs. In 1999, the Company recorded a $5.3 million write-down of certain software development costs and purchased product and software costs. See Notes to Financial Statement Significant Fourth-Quarter Event.



The Company relies on suppliers for many of its electronic components, some of which can only be obtained from a single source.

     Most of the Company's products contain state-of-the-art digital electronic components and integrated circuits. The Company is dependent upon third parties for the continuing supply of most of these components and all of its integrated circuits. Some of these components are obtained from a sole supplier, such as Q Logic, Altus, Triquent, Intel, AMD, Tundra, Cypress; or a limited number of suppliers, for which alternative sources would be difficult to locate. Recently, the Company has experienced difficulties in purchasing components for its Fibre Channel products from Q Logic. The Company has also experienced shortages of integrated circuits and other key components from time to time, and this has resulted in delays in product deliveries. The Company has also had to terminate its marketing of certain products, even newly developed products, when a component supplier terminated its production of a critical component. Moreover, suppliers may discontinue or upgrade some of the components incorporated into the Company's products, which could require the Company to redesign a product to incorporate newer or alternative technology. Although the Company believes it maintains good relationships with its suppliers, and has arranged for an adequate supply of components to meet its short-term requirements, any unavailability of components could cause delayed shipments and lead to customer dissatisfaction. Any sustained unavailability of components could materially adversely affect the Company's operating results and financial condition.

The Company has limited manufacturing facilities and must rely on subcontractors to complete some of the Company's products.

     The Company relies on subcontractors for manufacturing some of the Company's products. The contractors may experience delays because of quality problems, backlog, component availability, financial difficulty, or other situations which could have an adverse effect on the Company's operating results and customer relationships. In this event, the Company may be required to find alternative subcontractors, and there can be no assurance that the Company could find suitable subcontractors.



The loss of one or more major customers or a number of smaller customers could adversely affect the Company's revenues and profits.

     Sales to two major customers accounted for approximately 6.4% of VMIC's sales in 1998 and 12.7% of VMIC's sales during 1999. If either or both of these customers discontinued purchasing products from the Company, the Company's operating results and financial condition could be materially adversely affected. In addition, in fiscal year 1999, approximately 31% of the Company's sales were derived directly or indirectly from various agencies of the U. S. Department of Defense. Although the percentage of the Company's sales derived from governmental contracts has decreased from a high of 75% in 1986, the Company expects that the government will continue to be a significant source of sales. It is possible that changes in national policy or other factors could result in reduced defense spending which could materially adversely affect the operating results and financial condition of the Company.

Lack of a Public Market and Certain Transfer Restrictions.

     There presently exists no public market for the shares of the Company's stock, nor is there any likelihood of one developing in the near future. A holder of the Company's Common Stock may not be able to liquidate his or her position when liquidity is needed and may be required to retain the securities indefinitely.


Control by Existing Shareholders.

     Carroll E. Williams and Mary W. Williams own 37% of the Company's Common Stock. Together, all of the current officers and directors of the Company (including Carroll E. Williams and Mary W. Williams) own a substantial majority of its Common Stock. Consequently, these individuals, and particularly Carroll
E. Williams and Mary W. Williams, will control virtually all aspects of the Company's business by virtue of their ability to nominate and elect the Board of Directors and officers of the Company. As directors and officers of the Company, they will, subject to their fiduciary duties, be entitled to develop and implement the Company's course of business. Neither the Company's Articles of Incorporation nor its Bylaws permit cumulative voting. Consequently, the remaining shareholders will not be entitled to elect a representative to the Company's Board of Directors.



The Company Does Not Anticipate Paying Dividends.

     Since its incorporation, the Company has never paid dividends and does not anticipate paying cash dividends in the foreseeable future. The Company projects that it will retain future earnings, if any, to provide working capital and implement the Company's business strategy. Also, pursuant to its loan agreement, the Company's ability to pay dividends is substantially limited because the loan agreement requires the Company to maintain certain financial ratios that the Company believes would not be maintained if dividends were paid.
     The Company may not be able to make acquisitions and the Company's acquisitions may not be successful.

     Part of the Company's strategy for growth includes acquisitions of complementary technologies or businesses that would enhance the Company's capabilities or increase the Company's customer base. The Company's ability to expand successfully through acquisitions depends on many factors, including business and management's ability to effectively integrate and operate acquired companies. The Company may compete for acquisition opportunities with other companies that have significantly greater financial and management resources. There can be no assurance that the Company will be successful in acquiring or integrating any such technologies or businesses.



The Company may be subject to product liability claims.

     The Company's products and services may be subject to product liability or electronics manufacturing errors or omissions liability claims. The Company maintains product recall insurance with an aggregate limit of $1.0 million, primary product liability and electronics errors or omissions liability insurance with a general aggregate limit of $2.0 million, and $1.0 million per occurrence, with a $2.0 million excess policy. While the Company has never been the subject of any such claims, given the wide use of the Company's products and the propensity of claimants to initially pursue all possible contributors in a legal action, there can be no assurance that such coverage will be adequate to protect the Company from liability. Further, the Company may be unable to obtain insurance in the future at rates acceptable to the Company. In the event of a successful lawsuit against the Company, insufficiency of insurance coverage could have a material adverse effect upon the Company.



The Company may not be able to retain and recruit key employees and skilled personnel necessary to maintain or grow the business.

     The Company's success will depend in large part on the continued services of its key management, and technical personnel. The loss of the services of one or more of the Company's key employees or the inability to hire additional key personnel as needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in attracting and retaining needed personnel. While the Company is currently experiencing relatively low rates of turnover for skilled employees, there can be no assurance that these rates of turnover will not increase in the future. The inability of the Company to hire, train, and retain a sufficient number of qualified employees could impair the Company's ability to compete in its markets resulting in a material adverse effect on the Company's business, financial condition and results of operations.

The Company may not be able to identify, successfully remedy or assess all year 2000 related date-handling problems that could directly or indirectly impact its business or financial condition.

     The Company is aware that many computer programs were designed and developed without considering the upcoming change in the century, which could lead to failure of computer applications or create erroneous results by or at the year 2000. This issue is referred to as the "Year 2000" problem. The Year 2000 problem is a broad business issue, whose impact may extend beyond the Company's computer hardware and software and may affect utility and telecommunication services as well as disrupt the systems of its customers and suppliers. It is possible that the Company's currently installed computer systems, software products or other business systems, or those of its suppliers or customers, will not always accept input of, store, manipulate or output dates in the years 1999, 2000, or thereafter without error or interruption. VMIC has conducted a review of its business systems, including its computer systems, in an attempt to identify ways in which its systems could be affected by Year 2000 problems. Based on this review, the Company does not expect the Year 2000 issue to have a material adverse affect on its systems. In addition, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will correctly process date information. The Company is querying its significant customers and suppliers as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the Year 2000 approaches. However, there can be no assurance the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expense or liabilities to which the Company may become subject as a result of such problems, could have a material adverse affect on the Company's business and financial condition. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000.

Year 2000.

     Many computer programs were designed and developed without considering the upcoming change in the century, which could lead to failure in computer applications or create erroneous results due to those computer programs not recognizing the year 2000. This issue is referred to as the "Year 2000" problem. Although the Company believes that its Year 2000 compliance program is comprehensive, the Company may not be able to identify, successfully remedy or assess all date-handling problems in its business systems or operations or those of its customers and suppliers. As a result, the Year 2000 problem could have a materially adverse affect on the Company's business, financial condition or results of operations.



Results of Operation

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

     SALES. The Company's sales decreased 8.6% from $31.0 million in 1998 to $28.4 million in 1999. International sales decreased 14% from $7.4 million in 1998 to $6.5 million in 1999. The Company believes that sales for 1999 did not meet expectations because of a general slow down in orders cause by a combination of the Asian financial market crisis, budget deferrals for new equipment purchases, anticipated year 2000 related computer problems, changes in legacy business market technologies such as simulation and training, delays in VMIC's penetration of new markets with the Company's new products, product development delays, and delays in market acceptance of VMIC's PC-based control software.

     The downward trend in sales began in the fourth quarter of 1998 and continued until the middle of the third quarter of 1999. Since that time, the Company believes that the downturn has stabilized after a series of cost-cutting measures and the Company's shift to new markets and products. The Company recently negotiated several OEM product sales which, the Company believes, should have a positive impact on 2000 sales of singleboard computers and Reflective Memory networks. Hardware sales accounted for approximately $27.6 million in 1999 compared to $30.3 million in 1998, while software sales accounted for approximately $0.8 million in 1999, compared to $0.7 million in 1998.

     Sales of the Reflective Memory product line accounted for approximately $6.8 million or 23.9% of sales, while sales of single-board PC products accounted for approximately $4.9 million or 17.3% of sales. Sales of I/O products accounted for approximately $12.1 million or 42.6% of sales while miscellaneous other products accounted for approximately $4.6 million or 16.2% of sales.

     GROSS MARGINS. The Company's gross margin, which represents sales less cost of goods sold as a percentage of sales, decreased from 65% in 1998 to 57% in 1999. The Company expects its gross margin to decline in the future as the contribution of lower margin product to total sales increases. Such lower margins may, however, be partially offset by sales of the Company's new software with I/O systems.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses, including warranty and software amortization, decreased 7.5% from $13.3 million in 1998 to $12.3 million in 1999. This decrease was partially attributable to staffing decreases in the Sales and Marketing Department, and the cost reduction measures executed throughout the organization. To better control expenses, the Company recently reduced sales commissions to independent sales contractors, established house accounts, and replaced some independent sales representatives with direct factory sales employees.

     WARRANTY EXPENSE. The Company's warranty expenses increased to $578,535 in 1999, from $501,000 in 1998. This increase was partially attributable to the Company's increased manufacturing of more complicated products such as PC computer boards. The Company has invested in more sophisticated manufacturing equipment; therefore, the Company believes warranty expense should decrease in 2000, although there are no assurances that such reversal will occur.

     SOFTWARE AMORTIZATION. Certain internal software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. Amortization of capitalized software costs is provided over the estimated economic useful life of the software product on a straight-line basis, generally five years. Amortization begins when a product master is made. Accumulated amortization as of September 30, 1999 was $1,313,022 compared to $705,722 as of September 30, 1998.
Amortization expense for year ended September 30, 1999 was $607,300 compared to $471,598 for the year ended September 30, 1998.


     RESEARCH AND DEVELOPMENT. Research and Development expenses decreased 9.7 % from $6.2 million in 1998 to $5.6 million in 1999. As a percentage of sales, research and development expenses decreased from 20.1% in 1998 to 19.7% in 1999. Although the Company has committed substantial resources to the continued development of its IOWorks software, Reflective Memory products, Fibre Channel products, and embedded PC boards, the Company's reorganization of its software department combined with significant reductions in software spending should allow more efficient use of the Company's research and development budget and minimize the possibility of future write-downs of software development costs.

     NET INCOME OR LOSS. Net loss after taxes and adjustments was $8.2 million in 1999, compared to net income of $204,723 in 1998. The net loss for 1999 was significantly affected by a $5.3 million one-time write-down of certain software development costs and product and software costs related to industrial automation.


     TAXES. The Company's provision for income taxes for year ended September 30, 1999 was $163 thousand compared to $75,600 for the year ended September 30, 1998. The Company has remaining research and development tax credit carry-forwards for federal income tax purposes available to reduce future federal income taxes, if any. These carry-forwards expire in varying amounts between 2002 and 2009. The Company also has approximately $67,000 in minimum tax carry-forwards available for years beginning after September 30, 1998. The Company has approximately $5,423,000 and $5,431,000 of regular and alternative minimum tax net operating loss carry-forwards, respectively, which expire in 2018.

Results of Operation

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997 ? Year Ended September 30, 1998 Compared to Year Ended September 30, 1997 [update for last quarter]

     SALES. The Company's sales increased 11% from $27.9 million in 1997 to $31.0 million in 1998. Sales of IOWorks and the Company's Reflective Memory products accounted for approximately $9.5 million or 30% of the Company's total sales in fiscal year 1998 compared to $7.9 million or 28% of sales in 1997. The Company's international sales increased 7% in 1998 to $5.7 million, from $5.3 million in 1997. Sales for 1998 did not meet expectations because of delays in orders from several major customers. Equipment manufacturers whose products are marketed in Asian countries have been experiencing repercussions from the Asian financial market problems and have been slow to place orders. Delayed orders negatively impacted the sales of VMIC's quad redundant Reflective Memory for Naval surface applications, and several Industrial Automation products. The week fiber-optic cable market has also caused a delay in orders for VMIC equipment.

While the IOWorks software product has been well received in the marketplace, software sales of IOWorks have not met expectations because of the delayed time-to-market of certain software components that make the product more attractive to users of non-VMIC hardware. The Company has recently enhanced the IOWorks product to appeal to a broader market, and has redesigned its multimedia presentations and demonstration compact disks to support its marketing to this larger, more general market.

     GROSS MARGINS. The Company's average gross margin, which represents sales less cost of goods sold as a percentage of sales, increased from 64.9% in 1997 to 65.4% in 1998. During this period the gross margin for hardware increased from 64.5% to 66.3%, while software margins decreased from 83% to 27.2. The
Company expects its average gross margin to decline in the future as the contribution of lower margin product to total sales increases. Such lower margins may, however, be partially offset by sales of the Company's new software. For fiscal year 1998 the shift in product mix did not impact the Company's average gross margin. The decease in software margins was attributable to increased amortization associated with the Company's capitalized software product investment. VMIC believes that software margins will increase as the Company gains market acceptance for its software products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses (including warranty and software amortization) increased 21% from $11.0 million in 1997 to $13.3 million in 1998. This increase was partially attributable to staffing increases in the Sales and Marketing department which accounted for $0.3 million of the increase, and the Company's recent publication and worldwide distribution of more than 5,000 copies of its new 450-page product catalog at a cost of $0.4 million. The company also released a new software only catalog. Additional promotional expenditures of $0.2 million, including an enhanced Internet site, have approximately doubled the number of qualified sales leads generated each week. The Company also incurred expenses associated with the termination of certain independent sales representatives, and their replacement with Company sales people in locations throughout the United States.

     WARRANTY EXPENSE. The Company's warranty expenses decreased to $501,000 in 1998, from $645,000 in 1997. This reduction was partially attributable to the Company's use of new suppliers for certain components used in its Reflective Memory products and the improvements made to its Pentium processor based products.

     SOFTWARE AMORTIZATION. Certain internal software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. Amortization of capitalized software costs is provided over the estimated economic useful life of the software product on a straight-line basis, generally five years. Amortization begins when a product master is made. Accumulated amortization as of September 30, 1998 was $471,598 compared to $234,124 as of September 30, 1997. Unamortized software costs increased to $3,543,030 as of September 30, 1998 from $1,819,560 as of September 30 1997.

     RESEARCH AND DEVELOPMENT. Research and Development expenses increased 17% from $5.3 million in 1997 to $6.2 million in 1998. As a percentage of sales, research and development expenses increased from 19% in 1997 to 20% in 1998. The Company has committed substantial resources to the continued development of its IOWorks software, Reflective Memory products, and embedded PC boards.

     NET INCOME. Net Income after taxes decreased to $204,723 in 1998, compared to $934,229 in 1997. Profits decreased despite higher sales because of increased promotional, advertising, and staffing expenses and the sale of lower margin products. The Company has recently reduced its operating expenses as a percentage of sales, and plans to implement significant cost controls in 1999.


LIQUIDITY AND CAPITAL RESOURCES.

Historically, the Company's cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs. As of September 30, 1999, the Company's variable line of credit for working capital was $8.0 million, of which $4.1 million was used. The Company's $2 million equipment line of credit availability was $1.0 million.

Working Capital was $4.7 million at September 30, 1998 and $1.6 million at September 30, 1999 respectively. Included in working capital are cash and cash equivalents of $0.53 million at September 30, 1998 compared to $0.58 million at September 30, 1999. This decrease occurred as a result of the changes in operating assets and liabilities. Operating activities for the year ended September 30, 1999 provided $78 thousand in cash. Cash used for investing activities was $4.6 million for the year ended September 30, 1999, of which $4.1 million was used for capital expenditures. Cash provided by financing activities was $3.2 million and $4.5 million for the years ended September 30, 1998 and 1999, respectively.

Inventory turnover for the year ended September 30, 1999 was approximately 179 days compared to approximately 192 days in 1998. This decrease was attributable to improved inventory level management. At September 30, 1999, the Company had a reserve of $635,215 for possible inventory obsolescence, the Company did not have such a reserve at September 30, 1998. Accounts receivable from customers were outstanding on average approximately 56 days for the year ended September, 30 1998, compared to approximately 49 days in 1999.

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

     INTERNAL INFORMATION SYSTEMS. The Company's internal information systems utilize hardware and software from several commercial suppliers. The Company has investigated its internal information systems for Year 2000 compliance, and potential Year 2000 problems have a been identified and corrected on critical systems to ensure that the Company's operations will be Year 2000 compliant. The Company's most critical system, MRPII, has been upgraded and is certified Year 2000 compliant.

     THIRD PARTIES. The Company has surveyed all of its internal systems and software for Year 2000 compliance and has received Year 2000 compliance certification from the suppliers of the systems and software that are compliant. Non-compliant systems and software have been or will be upgraded or replaced to achieve compliance. It is the Company's intention to become Year 2000 compliant; however, uncertainties exist about the thoroughness of how other companies, vendors, customers and other service providers that the Company does business with will be successful at also becoming Year 2000 compliant. These other companies, regardless of the dollar volume transacted with the Company, may significantly affect either directly or indirectly the operations of the Company. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

COST FOR YEAR 2000 COMPLIANCE. The Company believes that the total cost of Year 2000 compliance activity will not be material to the Company's operations, liquidity and capital resources. VMIC estimates that the total cost for its Year 2000 compliance will be approximately $75,000, which represents 1,136 hours of internal analysis, modification and testing and $15,000 for hardware and software upgrades. As of September 30, 1999, the Company had completed its software and hardware upgrades and approximately 1,050 of hours of Year 2000 analysis, modification and testing at a cost of approximately $69,300.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        Report of Independent Accountants


To the Board of Directors
VMIC, Inc.

In our opinion, the accompanying balance sheets and related statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of VMIC, Inc. (the Company) as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


January 6, 2000



VMIC, Inc.
Balance Sheets
September 30, 1999 and 1998
---------------------------



                                                                                         1999               1998

                               ASSETS

Current assets:
    Cash and cash equivalents                                                        $  582,883          $  527,972
    Accounts receivable, net of allowance for doubtful accounts of
      $250,382 and $384,383 in 1999 and 1998, respectively                            5,080,529           4,366,330
    Inventories                                                                       4,658,243           4,943,239
    Prepaid expenses                                                                    110,483             250,733
    Income tax receivable                                                               106,553             573,771
    Deferred income taxes                                                                                   954,929
                                                                               -----------------  ------------------

        Total current assets                                                         10,538,691          11,616,974

Property, plant, and equipment, net                                                   8,165,822           9,033,922
Purchased product and software costs, net                                               728,630             967,852
Software development costs                                                              836,363           3,543,030
                                                                               -----------------  ------------------

                                                                                    $20,269,506         $25,161,778
                                                                               =================  ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $ 1,977,284         $ 2,367,397
    Current portion of notes, mortgages, and capital leases                           5,753,110           2,104,777
    Accrued liabilities                                                               2,201,069           2,421,180
                                                                               -----------------  ------------------

        Total current liabilities                                                     9,931,463           6,893,354
Notes, mortgages, and capital leases, less current portion above                      6,447,808           5,713,086
Deferred income taxes                                                                                       808,101
                                                                               -----------------  ------------------

        Total liabilities                                                            16,379,271          13,414,541

Commitments and contingencies (Note 10)

Stockholders' equity:
    Common stock, par value $0.10 (10,000,000 shares authorized;
      4,580,016 and 4,462,917 shares issued and
      outstanding in 1999 and 1998, respectively)                                       458,002             446,292
    Additional paid-in capital                                                        6,810,314           6,432,799
    Retained earnings (accumulated deficit)                                         (3,378,081)           4,868,146
                                                                               -----------------  ------------------

        Total stockholders' equity                                                    3,890,235          11,747,237
                                                                               -----------------  ------------------

                                                                                    $20,269,506         $25,161,778
                                                                               ==================  =================



The  accompanying  notes  are  an  integral  part  of  these financial statements.
                                       46


VMIC, Inc.
Statements of Operations
For the Years Ended September 30, 1999, 1998, and 1997
--------------------------------------------------------

                                                                         1999             1998              1997

Sales:
    Hardware sales                                                     $ 27,577,162     $ 30,329,726     $ 27,337,479
    Software sales                                                          803,899          719,547          563,649
                                                                    ---------------- ----------------  ---------------

        Total sales                                                      28,381,061       31,049,273       27,901,128
                                                                    ---------------- ----------------  ---------------

Cost and expenses:
    Cost of products sold                                                12,285,219       10,759,343        9,793,061
    Research and development expense                                      5,601,454        6,231,572        5,307,207
    Selling, general, and administrative expense                         12,418,854       13,301,730       10,994,853
    Writedown of property and equipment (Note 2)                            154,662
    Writedown of capitalized software costs (Note 15)                     5,257,335
                                                                    ---------------- ----------------  ---------------

                                                                         35,717,524       30,292,645       26,095,121
                                                                    ---------------- ----------------  ---------------

        Operating income (loss)                                         (7,336,463)          756,628        1,806,007

Other income (expense):
    Interest income                                                          34,957           78,222           25,497
    Interest expense                                                      (821,212)        (557,849)        (586,030)
    Gain on disposal of property, plant, and equipment                       39,957            3,322
                                                                    ---------------- ----------------  ---------------

                                                                          (746,298)        (476,305)        (560,533)
                                                                    ---------------- ----------------  ---------------

        Income (loss) before income taxes                               (8,082,761)          280,323        1,245,474

Provision for income taxes                                                (163,466)         (75,600)        (311,245)
                                                                    ---------------- ----------------  ---------------

        Net income (loss)                                             $ (8,246,227)       $  204,723       $  934,229
                                                                    ================ ================  ===============

Net income (loss) per common and common equivalent share:
    Basic                                                                   $(1.82)             $.05             $.23
    Diluted                                                                 $(1.82)             $.04             $.22

Weighted average common and common equivalent
    shares outstanding:
      Basic                                                               4,534,189        4,405,808        4,054,764
                                                                    ================ ================  ===============

      Diluted                                                             4,534,189        4,554,448        4,189,113
                                                                    ================ ================  ===============

The  accompanying  notes  are  an  integral  part  of  these financial statements.
                                       47


VMIC, Inc.
Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 1999, 1998, and 1997
-------------------------------------------------------

                                                                                     Retained
                                                                    Additional       Earnings           Total
                                          Common Stock                Paid-In       (Accumulated     Stockholders'
                                    -----------------------------
                                        Shares         Amount        Capital         Deficit)           Equity
                                    ---------------  ------------  -------------  ----------------  ---------------


Balance, September 30, 1996              3,989,684      $398,968     $2,565,101       $ 3,729,194     $  6,693,263

Issuance of common stock                   177,378        17,739      1,669,532                          1,687,271

Exercise of stock options                   58,040         5,804        121,726                            127,530

Purchase of common shares for
    constructive retirement               (10,567)       (1,057)      (104,367)                          (105,424)

Income tax benefit from exercise
    of nonqualified stock options                                        60,217                             60,217

Net income                                                                                934,229          934,229
                                    ---------------  ------------  -------------  ----------------  ---------------

Balance, September 30, 1997              4,214,535       421,454      4,312,209         4,663,423        9,397,086

Issuance of common stock                   187,528        18,753      1,827,230                          1,845,983

Exercise of stock options                   60,854         6,085        102,010                            108,095

Income tax benefit from exercise
    of nonqualified stock options                                       191,350                            191,350

Net income                                                                                204,723          204,723
                                    ---------------  ------------  -------------  ----------------  ---------------

Balance, September 30, 1998              4,462,917       446,292      6,432,799         4,868,146       11,747,237

Issuance of common stock                    38,598         3,860        353,782                            357,642

Exercise of stock options                  108,056        10,806        248,067                            258,873

Purchase of common shares for
    constructive retirement               (29,555)       (2,956)      (240,973)                          (243,929)

Income tax benefit from exercise
    of nonqualified stock options                                        16,639                             16,639

Net loss                                                                              (8,246,227)      (8,246,227)
                                    ---------------  ------------  -------------  ----------------  ---------------

Balance, September 30, 1999              4,580,016      $458,002     $6,810,314     $ (3,378,081)     $  3,890,235
                                    ===============  ============  =============  ================  ===============



The  accompanying  notes  are  an  integral  part  of  these financial statements.
                                       48


VMIC, Inc.
Statements of Cash Flows
For the Years Ended September 30, 1999, 1998, and 1997
-------------------------------------------------------

                                                                       1999             1998             1997


Cash flows from operating activities:
    Net income (loss)                                               $(8,246,227)       $  204,723       $  934,229
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                  3,016,394        2,579,073        2,014,322
        Provision for losses on accounts receivable                    (134,001)           83,921           50,955
        Reserve for inventory obsolescence                               635,215
        Stock issued in lieu of cash compensation                        220,991           71,680          116,110
        Gain on disposal of property and equipment                      (39,957)          (3,322)
        Writedown of capitalized software costs                        5,257,335           67,479
        Writedown of property and equipment                              154,662
        Change in operating assets and liabilities:
           Accounts receivable                                         (580,198)        (509,119)      (1,013,504)
           Inventories                                                 (350,219)        (811,003)        (844,236)
           Prepaid expenses                                              140,250        (159,517)           40,422
           Income tax receivable                                         467,218        (295,188)        (197,066)
           Deferred income taxes, net                                    146,828           54,441           53,928
           Accounts payable                                            (390,113)        1,206,001        (540,483)
           Accrued liabilities                                         (220,111)          244,321          385,233
                                                                   --------------  ---------------  ---------------
               Total adjustments                                       8,324,294        2,528,767           65,681
                                                                   --------------  ---------------  ---------------
               Net cash provided by operating activities                  78,067        2,733,490          999,910
                                                                   --------------  ---------------  ---------------

Cash flows from investing activities:
    Purchases of plant and equipment                                 (1,441,990)      (3,304,007)      (1,268,476)
    Purchased product and software costs                               (456,283)        (288,150)        (332,471)
    Capitalized software development costs                           (2,755,940)      (2,195,068)      (1,468,726)
    Proceeds from dispositions of plant and equipment                     79,768           10,570
                                                                   --------------  ---------------  ---------------
               Net cash used in investing activities                 (4,574,445)      (5,776,655)      (3,069,673)
                                                                   --------------  ---------------  ---------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                           1,671,358        5,120,581        2,080,202
    Proceeds from line of credit                                       4,100,000                         1,750,000
    Principal payments on long-term debt                             (1,388,303)      (3,562,293)      (1,914,167)
    Repayment of line of credit                                                         (400,000)      (1,350,000)
    Proceeds from issuance of common stock                               395,524        1,882,398        1,698,691
    Purchase of common stock for constructive retirement               (243,929)                         (105,424)
    Income tax benefit from exercise of nonqualified stock options        16,639          191,350           60,217
                                                                   --------------  ---------------  ---------------
               Net cash provided by financing activities               4,551,289        3,232,036        2,219,519
                                                                   --------------  ---------------  ---------------
               Net increase in cash and
                  cash equivalents                                        54,911          188,871          149,756
Cash and cash equivalents, beginning of year                             527,972          339,101          189,345
                                                                   --------------  ---------------  ---------------

Cash and cash equivalents, end of year                                $  582,883       $  527,972       $  339,101
                                                                   ==============  ===============  ===============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                            $  793,612       $  558,150       $  584,671
                                                                   ==============  ===============  ===============

    Cash paid during the year for income taxes                          $      -       $  125,000       $  381,600
                                                                   ==============  ===============  ===============


The  accompanying  notes  are  an  integral  part  of  these financial statements.
                                       49

1.       Nature of Business

       Effective November 12, 1998, VME Microsystems International Corporation changed its name to VMIC, Inc. (the Company). The Company is a global company that develops, markets, and sells more than 200 different products worldwide. The Company manufactures products for all popular buses including CompactPCI (CPCI), VMEbus, PCI, PMC, Multibus I, ISA, and PC-MIP. Products range from analog and digital I/O boards and drivers, distributed I/O, embedded single board computers (CPUs), Reflective Memory, Fibre Channel, and component soft logic PC-based control software (IO Works) to complete systems for industrial control, test and measurement, telecommunications, simulation and training, and Storage Area Networks (SANs). The Company provides a synergistic approach to the future by offering products that emphasize open architecture, modularity, and flexibility. The Company, which is located in Huntsville, Alabama, primarily sells within the United States, but has international sales. These international sales are denominated in United States currency.

2.       Summary of Significant Accounting Policies

       The financial statements of the Company include the following significant accounting policies:

       Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

       Inventories - Inventories are valued at the lower of standard cost, which approximates first-in, first-out cost, or market.

       Financial Instruments - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes, mortgages, and capital leases approximate fair value because the underlying instruments are either at variable interest rates which reprice frequently or at stated rates of interest that approximate market.

       Property, Plant, and Equipment - Property, plant, and equipment is recorded at cost. Upon sale or retirement of property, plant, and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in the income statement. Routine maintenance and repairs are charged to expense when incurred. Expenditures that materially increase values, change capacities, or extend useful lives of the respective assets are capitalized.

       Depreciation  is  computed  using  the  straight-line   method  over  the
       estimated useful lives of the respective assets, as follows:

               Buildings                              15 years
               Machinery and equipment             3 - 5 years
               Furniture and fixtures                  5 years
               Automobiles                             4 years

       During periods of construction, the Company capitalizes interest expenditures for certain assets requiring an extended period of time to place in service. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life. Interest in the amount of $10,808, $30,790, and $0 was capitalized during 1999, 1998, and 1997, respectively.

       Purchased Product and Software Costs - Certain purchased product and software costs are being amortized over three to five years. Amortization expense for the years ended September 30, 1999, 1998, and 1997 was $267,702, $250,542, and $172,447, respectively.

       Software Development Costs - Certain internal software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

       Amortization of capitalized software costs is provided over the estimated economic useful life of the software product on a straight-line basis, generally five years. Amortization begins when a product master is made. Accumulated amortization as of September 30, 1999 and 1998 was $1,313,022 and $705,722, respectively. Amortization expense for the years ended September 30, 1999, 1998, and 1997 was $607,300, $471,598, and $234,124,
       respectively.

       Impairment of Long-Lived Assets - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. Losses in the amount of $154,662 were recognized for the year ended September 30, 1999. There were no such losses recognized during 1998 or 1997.

       Liability for Warranty Returns - The Company's sales generally include a three-year warranty for product defects. The liability for warranty returns approximated $500,000 and $630,000 at September 30, 1999 and 1998, respectively, and is management's estimate of the Company's liability for such warranty returns (at cost to repair or replace products) on sales made by the Company. This liability is included in accrued liabilities on the balance sheets.

       Revenue Recognition - The Company records sales upon shipment of the related products, net of any discounts and provision for warranty returns.

       Research and Development Costs - Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred.

       Advertising Expense - Advertising costs are expensed as incurred. Advertising expense totaled approximately $848,000, $907,000 and $849,000 for the years ended September 30, 1999, 1998, and 1997, respectively.

       Accounting for Income Taxes - The Company accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. The amounts recognized are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company records a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Recently Issued Accounting Standards - In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, that requires the use of the management approach in identifying operating segments of the Company. Under the management approach, operating segments of an enterprise are identified in a manner consistent with how the Company makes operating decisions and assesses performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 13).

       In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. The Company adopted SFAS No. 130 during 1999 and for the three years ending September 30, 1999, 1998, and 1997, there were no differences between net income and comprehensive income.

        Reclassifications - Certain reclassifications have been made to the 1998 and 1997 amounts in order to conform to the 1999 presentation.

3.       Inventories

       At September 30, 1999 and 1998, inventories consist of the following:


                                                             1999                 1998


   Raw materials                                           $2,511,460        $2,388,844
   Work in process                                          1,232,573           829,125
   Finished goods                                           1,549,425         1,725,270
                                                   ----------------------  ----------------

                                                            5,293,458         4,943,239
  Less reserve for inventory obsolescence                   (635,215)
                                                   ----------------------  ----------------

                                                            $4,658,243        $4,943,239
                                                   ======================  ================


4.       Property, Plant, and Equipment

       Property, plant, and equipment consists of the following at September 30, 1999 and 1998:

                                              1999              1998

       Land                                   $ 676,313         $ 676,313
       Buildings                              5,747,420         4,664,693
       Machinery and equipment                8,048,088         9,719,590
       Furniture and fixtures                    55,142           115,035
       Automobiles                               67,592           273,579
       Construction in progress                                 1,058,742
                                         ---------------   ---------------

                                             14,594,555        16,507,952
       Less accumulated depreciation          6,428,733         7,474,030
                                         ---------------   ---------------

                                             $8,165,822        $9,033,922
                                         ===============   ===============

  5.  Notes, Mortgages, and Capital Leases

       Notes, mortgages, and capital leases payable at September 30, 1999 and 1998 consist of the following:

                                                               1999                   1998

          Short-term obligations:
          Current portion of mortgage payable (1)           $  164,826          $  992,424
          Current portion of note payable (2)                1,488,284           1,112,353
          Line of credit (3)                                 4,100,000
                                                      -----------------   -----------------

                                                           $ 5,753,110         $ 2,104,777
                                                      =================   =================
       Long-term obligations:
          Mortgage payable (1)                             $ 3,425,694         $ 2,510,291
          Note payable (2)                                   3,022,114           3,202,795
                                                      -----------------   -----------------

                                                           $ 6,447,808         $ 5,713,086
                                                      =================   =================



       (1) Mortgages on buildings and land with unpaid principal balances becoming due through 2004. Interest rates ranged from 7.0% to 8.5% at September 30, 1999. The mortgages are collateralized by building and land with a net book value of approximately $6,420,000 at September 30, 1999.

       (2) Automobile and equipment financing payable in monthly installments ranging from $806 to $70,200 with the final payment due in April 2004; payments include interest at rates ranging from 7.5% to 8.3% at September 30, 1999. Automobiles and equipment with a net book value of approximately $4,243,000 at September 30, 1999 serve as collateral.

       (3) The Company can also borrow under a $8,000,000 revolving line of credit with an interest rate of 7.75% at September 30, 1999. This line of credit is collateralized primarily by accounts receivable and inventory of the Company. The line of credit agreement expires on March 1, 2000. The Company had $4,100,000 and $0 outstanding borrowings under this line of credit agreement at September 30, 1999 and 1998, respectively. Under this agreement, the Company is subject to certain restrictive covenants which include a minimum tangible net worth, a maximum net worth ratio, a minimum amount of working capital, a minimum current ratio and a minimum fixed charge ratio. The Company is in compliance with or has received appropriate waivers of these covenants.

       The aggregate maturities of notes and mortgages at September 30, 1999 are as follows:

       2000                                    $ 5,753,110
       2001                                      1,718,555
       2002                                      1,065,881
       2003                                      2,669,660
       2004                                        993,712
                                          -----------------

                                               $12,200,918
                                          =================


6.       Stock Options

       The Company has a stock option plan under which 1,062,000 shares of common stock have been reserved for issue to certain employees, officers, and directors through incentive stock options at September 30, 1999. The options vest and are exercisable primarily over a four year period from the date of grant and normally expire either five years or ten years from the date of grant depending on when the options were granted.

       Transactions for 1999, 1998, and 1997, are as follows:





                                                                                                        Weighted-
                                                                   Number of         Range of            Average
                                                                    Options      Exercise Prices     Exercise Price
                                                                  -------------  -----------------   ----------------


       Options outstanding, October 1, 1996                            463,430     $2.125-$8.00           $4.23
       Options granted                                                 159,176     $8.00-$10.00           $9.76
       Options exercised                                              (58,040)     $2.125-$8.00           $2.20
       Options canceled                                               (20,800)     $4.25-$8.00            $7.50
                                                                  -------------  -----------------   ----------------

       Options outstanding, September 30, 1997                         543,766     $4.25-$10.00           $6.13
       Options granted                                                  92,887    $10.00-$11.50          $11.46
       Options exercised                                              (60,854)     $4.25-$10.00           $6.19
       Options canceled                                               (54,880)     $4.90-$11.50           $8.34
                                                                  -------------  -----------------   ----------------

       Options outstanding, October 1, 1998                            520,919     $2.125-$4.00           $2.29
       Options granted                                                  52,900     $4.00-$8.00            $7.89
       Options exercised                                             (108,056)     $2.125-$4.90           $2.54
       Options canceled                                               (56,146)     $2.125-$2.45           $2.30
                                                                  -------------  -----------------   ----------------

       Options outstanding, September 30, 1999                         409,617     $4.90-$11.50           $8.51
                                                                  =============  =================   ================




       The  following   table   summarizes   information   about  stock  options
outstanding at September 30, 1999:
                                   Options Outstanding                               Options Exercisable
                            ------------------------------------------------   --------------------------------
                                                 Weighted
                                                  Average        Weighted                           Weighted
            Range of                             Remaining        Average                           Average
            Exercise             Number         Contractual      Exercise          Number           Exercise
             Prices           Outstanding          Life            Price         Exercisable         Price
       ------------------   ----------------  ---------------  -------------   ---------------   --------------


             $4.90                    3,000        0.32            $4.90                3,000        $4.90
         $8.00 - $10.00             327,521        4.77            $8.71              124,767        $8.35
             $11.50                  79,096        8.52           $11.50                7,909        $11.50
                            ----------------                                   ---------------

                                    409,617                                           135,676
                            ================                                   ===============


       The Company applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized related to the stock options. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                                  1999                  1998             1997

       Net (loss) income - as reported                           $(8,246,227)        $ 204,723        $ 934,229
       Net (loss) income - pro forma                             $(8,443,623)         $  9,605        $ 754,430
       Diluted earnings per share - as reported                       $(1.82)            $0.04            $0.22
       Diluted earnings per share - pro forma                         $(1.86)            $0.00            $0.18

       The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant was estimated on the grant date using the following assumptions:

                                                                  1999                 1998               1997

       Dividend yield                                              0%                   0%                 0%
       Expected life (years)                                        7                    7                  6
       Risk-free interest rate                             4.34% - 7.74%         4.76% - 6.63%     5.87% - 6.63%

       In addition to the stock options granted under the stock option plan, the Company has granted bonuses to employees in the form of stock awards, which vest in variable terms, not to exceed five years. The nonvested shares of the stock awards outstanding at September 30, 1999 and 1998 were 26,609 and 362,885, respectively. During 1999 and 1998, 24,745 and 7,033, respectively, shares of the Company's common stock were issued and $165,400 and $71,680, respectively, was charged to expense.

7.     Income Taxes

       The components of the provision for income taxes for the years ended September 30, 1999, 1998, and 1997 are as follows:

                                                                          1999           1998             1997

       Current:
          Federal                                                            $    -       $ 13,599        $ 223,816
          State                                                                   -          7,560           33,501
                                                                     --------------- --------------  ---------------

             Total current                                                        -         21,159          257,317
          Deferred                                                          163,466         54,441           53,928
                                                                     --------------- --------------  ---------------

             Total provision for income taxes                             $ 163,466       $ 75,600        $ 311,245
                                                                     =============== ==============  ===============


       Temporary differences which generated deferred tax assets and liabilities at September 30, 1999 and 1998 are as follows:

                                                                                   1999            1998

Current deferred tax asset:
    Accounts receivable                                                             $ 90,550       $ 139,224
    Inventory                                                                        278,077         418,702
    Accruals and other                                                               624,132         397,003
                                                                               --------------  --------------

                                                                                     992,759         954,929
    Valuation allowance                                                            (992,759)
                                                                               --------------  --------------

      Net current deferred tax asset                                                  $    -       $ 954,929
                                                                               ==============  ==============

Noncurrent deferred tax asset (liability):
    Property, plant, and equipment                                                 $ 161,179        $ 75,886
    Software development costs                                                     (103,227)     (1,251,307)
    Loss carryforwards                                                             1,980,439         300,183
    Tax credits                                                                       67,137          67,137
                                                                               --------------  --------------

                                                                                   2,105,528       (808,101)
    Valuation allowance                                                          (2,105,528)
                                                                               --------------  --------------

      Net noncurrent deferred tax asset (liability)                                   $    -      $(808,101)
                                                                               ==============  ==============

                                       57

       The ultimate realization of the net deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. Based on the Company's results of operations, it is more likely than not that the net deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the entire net deferred tax asset.

       During 1999 and 1998, temporary differences resulted primarily from using different methods of depreciation for book and tax purposes, the capitalization of certain inventory costs for tax purposes, the capitalization of certain software development costs for book purposes, accrued warranty expense, and differences in the deduction of bad debts and compensated absences for book and tax purposes.

       The Company has remaining research and development tax credit carryforwards for federal income tax purposes available to reduce future federal income taxes, if any. These carryforwards expire in varying amounts between 2002 and 2009. The Company also has approximately $67,000 in minimum tax carryforwards available for years beginning after September 30, 1998. The Company has approximately $5,423,000 and
       $5,431,000 of regular and alternative minimum tax net operating loss carryforwards, respectively, which expire in 2018.

       The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. The reasons for these differences are as follows:



                                                                          1999           1998             1997
       Income tax expense at statutory federal income
          tax rate                                                     $(2,748,009)       $ 95,310        $ 423,461
       Effect of tax credits                                                              (40,488)        (174,366)
       State income taxes - net of federal income tax benefit             (178,671)          7,102           25,830
       Miscellaneous                                                        (8,141)         13,676           36,320
                                                                     --------------- --------------  ---------------

                                                                        (2,934,821)         75,600          311,245
       Valuation allowance                                                3,098,287
                                                                     --------------- --------------  ---------------

             Total provision for income taxes                             $ 163,466       $ 75,600        $ 311,245
                                                                     =============== ==============  ===============


8.       Employee Benefit Plan

       In April 1991, the Company adopted an incentive savings plan (the Savings
       Plan) for all of its employees. The Savings Plan provides certain employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Upon approval by the Board of Directors, the Company will match one-fourth of the participants' contributions, limited to 6% of a participant's income. An employee's interest in the Company's contributions begins vesting after one year and becomes 100% vested after five years. Amounts expensed for the Savings Plan amounted to approximately
       $109,700,   $110,300,   and   $106,200  in  1999,   1998,   and  1997,
       respectively.

9.     Employee Stock Purchase Plan

       In July 1992, the Company adopted an employee stock purchase plan (the Stock Plan) for employees who have been employed by the Company for the twelve months immediately preceding the date of participation in the Stock Plan. The Stock Plan provides for the Company to withhold any amount, not to exceed $25,000, for the purpose of purchasing shares of the Company's stock at 85% of its fair market value on a quarterly basis. The Company has reserved 100,000 shares of its common stock for issuance under the Stock Plan. Included in accrued liabilities at September 30, 1999 and 1998 in the accompanying balance sheets, is approximately $71,200 and $117,500, respectively, withheld from employees to purchase the Company's common stock under the Stock Plan.

10.    Commitments and Contingent Liabilities

       During the normal course of business, the Company is subjected to various lawsuits and claims. Management does not anticipate any judgments against the Company in excess of their insurance coverage or liabilities already established which would have a material impact, individually or in the aggregate, on the financial statements of the Company. In addition, the Company has entered into certain noncancelable, nonrefundable purchase commitments. Outstanding commitments under these agreements at September 30, 1999 and 1998 is approximately $80,000 and $0, respectively.

 11.   Earnings Per Share

       A summary of the calculation of basic and diluted earnings per share for the years ended September 30, 1999, 1998, and 1997 is as follows:

                                                                       Income
                                                                       (Loss)             Shares          Per-Share
                                                                     (Numerator)       (Denominator)       Amount

                                                                   ----------------  ------------------  ------------
        1999
       Basic EPS:
          Income (loss) available to common stockholders               (8,246,227)           4,534,189       $(1.82)
       Effect of dilutive securities:
          Stock options                                                          -                   -             -

       Diluted EPS                                                     (8,246,227)           4,534,189       $(1.82)

        1998
       Basic EPS:
          Income available to common stockholders                          204,723           4,405,808          $.05
       Effect of dilutive securities:
          Stock options                                                          -             148,640             -

       Diluted EPS                                                         204,723           4,554,448          $.04

        1997
       Basic EPS:
          Income available to common stockholders                          934,229           4,054,764          $.23
       Effect of dilutive securities:
          Stock options                                                          -             134,349             -

       Diluted EPS                                                         934,229           4,189,113          $.22



       Options to purchase 409,617 shares of common stock at prices ranging from $0.50 to $11.50 per share were outstanding at September 30, 1999 but were not included in the computation of diluted net income (loss) per share because inclusion of such options would have been antidilutive. Options to purchase 90,137 shares of common stock at $11.50 per share were outstanding during 1998 but are not included in the computation of 1998 diluted EPS because the options' exercise price was greater than the average market price of common shares. The options, which expire through September 2008, were still outstanding at September 30, 1998. Options to purchase 137,961 shares of common stock at $10 per share were outstanding during 1997 but are not included in the computation of 1997 diluted EPS because the options' exercise price was greater than the average market price of common shares.

12.      Related Parties

       During 1999, the Company entered into an agreement with a member of the board of directors to provide certain consulting services totaling $150,000. The Company paid consulting fees of $15,000 in 1999. Included in accrued liabilities at September 30, 1999 is $135,000 of consulting fees to be paid during 2000.

13.      Segment Reporting

       The Company's reportable segments are based on the Company's method of internal reporting which is disaggregated operationally. The two reportable segments, U.S. and International, are evaluated based on gross profit; therefore, selling, general, and administrative costs, as well as research and development expense, interest income, interest expense, and provision for taxes is reported on an entity-wide basis only.

       The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the years ended September 30, 1999, 1998, and 1997 are summarized as follows:


                                                                  1999                 1998               1997
                                                                                  (In Thousands)
                                                           ---------------------------------------------------------

       Total sales:
          U.S.                                                      $  21,889            $  25,355        $  22,641
          International                                                 6,492                5,694            5,260
                                                           -------------------   ------------------  ---------------

                                                                    $  28,381            $  31,049        $  27,901
                                                           ===================   ==================  ===============

       Gross profit:
          U.S.                                                      $  12,779            $  16,938        $  14,972
          International                                                 3,317                3,352            3,136
                                                           -------------------   ------------------  ---------------

                                                                    $  16,096            $  20,290        $  18,108
                                                           ===================   ==================  ===============

       The Company's identifiable assets as of September 30, 1999, 1998, and 1997 relate to the U.S. segment only.

14.      Summarized Quarterly Financial Data (Unaudited)

       The following table presents unaudited quarterly operating results of each of the Company's last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting of normal recurring adjustments and the adjustment described in Note 15, that the Company considers necessary for a fair presentation of the data.





                                                                                 Three
                                                               Months Ended
                                                ----------------------------------------------------------------
                                                  December 31,    March 31,       June 30,       September 30,
                                                     1997            1998           1998             1998
                                                ---------------  -------------  -------------   ----------------

(In Thousands, Except for Per Share Amounts)

Net sales                                           $    7,584      $   7,689     $   7,762      $    8,014
Gross profit                                        $    5,054      $   5,002     $   5,116      $    5,118
Operating income (loss)                             $      478      $     400     $     269      $     (390)
Net income (loss)                                   $      242      $     196     $     109      $     (342)
Net income (loss) per share (1):
    Basic                                                $0.06          $0.04         $0.03          $(0.08)
    Diluted                                              $0.06          $0.04         $0.02           (0.08)



                                                            Three Months Ended
                                                ----------------------------------------------------------------
                                                  December 31,    March 31,       June 30,       September 30,
                                                     1998            1999           1999             1999
                                                ---------------  -------------  -------------   ----------------
(In Thousands, Except for Per Share Amounts)

Net sales                                           $    7,705      $   6,672      $   6,116     $    7,888
Gross profit                                        $    4,854      $   4,211      $   3,748     $    3,283
Operating loss                                      $    (264)      $   (384)      $   (211)     $   (6,477)
Net loss                                            $    (291)      $   (410)      $   (304)     $   (7,241)
Net loss per share (1):
    Basic                                              $(0.07)        $(0.09)      $  (0.07)     $    (1.60)
    Diluted                                            $(0.07)        $(0.09)      $  (0.07)     $    (1.60)


(1) The net income (loss) per share for each quarter within a fiscal year does not necessarily equal the total net income per share for that particular fiscal year due to variations in the estimated value of the Company's common stock during the year and the effect these variations had on the shares outstanding calculation .

15.      Significant Fourth-Quarter Event

       In the fourth quarter of 1999, the Company recorded a charge of approximately $5.3 million for the write-down of certain software development costs and purchased product and software costs. Due to the fact that the market for processed control software failed to grow at the rate experts projected, the Company has significantly restructured the software sales staff and realigned the product mix to be more in line with the end users' needs. Effective September 1999, this change resulted in a significant reduction in the software sales force and the hiring of a new software sales manager with extensive knowledge of the industry and the end users' needs. The write-down is based on management's estimates of the gross future sales that can be generated from the existing software products marketed by the Company. The estimate takes into consideration no additional development costs being incurred to increase the marketability of the products.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEMS 10, 11, 12 and 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

         Information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to VMIC's definitive Proxy Statement furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on February 19, 2000.

                                    PART IV

         a.       ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES



     (a) (1) The financial statements and other financial information of VMIC, Inc. set forth below and the Report of Independent Auditors thereon are incorporated by reference from pages 45 through 62 of this Form 10-K Annual
     Report:


Consolidated Balance Sheets at September 30, 1999, 1997, 1996

Consolidated Statements of Income for the three years ended September 30, 1999

Consolidated Statements of Stockholders' Equity for the three years ended September 30, 1999

Consolidated Statements of Cash Flows for the three years ended
September 30, 1999

Notes to Consolidated Financial Statements

Report of PricewaterhouseCoopers LLP, Independent Auditors

Selected Quarterly Financial Data

          (2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) Exhibits:


3.1+ Certificate of Incorporation of VME Microsystems International Corporation and Amendments

3.2+     By-Laws of VME Microsystems International Corporation and Amendments

10.1+    Consolidated Nonqualified and Incentive Stock Option Plan*

10.2+    Form of Nonqualified Stock Option Agreement*

10.3+    Form of Incentive Stock Option Agreement*

10.4+    1992 Employee Stock Purchase Plan and Amendment*

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1999.

(b) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.

(c)  Financial  Statement  Schedules.  The response to this portion of
     Item 14 is submitted as a separate section of this report.

-------------

*   Management contract or compensatory plan or arrangement
+  Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 28th day of December, 1999.

                  VMIC, INC.

                  By:  Carroll E. Williams,
                       ____________________
                       Carroll E. Williams,
                       President, CEO and Chairman of the Board


 Signature               Title                               Date

Carroll E. Williams
___________________    Director                          December 28, 1999
Carroll E. Williams

Mary W. Williams
___________________    Director                          December 28, 1999
Mary W. Williams

Arthur Faulkner
___________________    Director                          December 28, 1999
Arthur Faulkner

Alfred F. Catelyn
___________________     Director, Vice President         December 28, 1999
Alfred F. Catelyn       Sales and Marketing

Ernest Potter
___________________     Director                          December 28, 1999
Ernest Potter

R. Gary Saliba
___________________     Director                          December 28, 1999
R. Gary Saliba

Jim Caudle, Sr.
___________________     Director                          December 28, 1999
Jim Caudle, Sr.

Gordon Hubbert
___________________     Vice President and Principal      December 28, 1999
Gordon Hubbert          Financial and Accounting Officer