Form 10-Q
period 1999-12-31
VMIC INC
filed 2000-02-14
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                        (X) QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

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

                          ----------------------------

                                DELAWARE 63-0917261
                 (State or other jurisdiction of (I.R.S.Employer
               incorporation or organization) Identification no.)


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

                          COMMON STOCK, $.10 PAR VALUE
                4,594,912 shares outstanding on December 31, 1999

                                   FORM 10-Q
                                   VMIC, Inc.

             QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 1999



                                      INDEX


                                                                            Page
                                                                           -----
Part I.   FINANCIAL INFORMATION

Item 1    Financial Statements

          Balance Sheets as of December 31, 1999 (Unaudited)
          and September 30, 1999...............................................3

          Statements of Income for the Three Months Ended
          December 31, 1999 and December 31, 1998 (Unaudited)..................4

          Statements of Cash Flows for the Three Months Ended
          December 31, 1999 and December 31, 1998  (Unaudited).................5

          Notes to Condensed Financial Statements (Unaudited)..................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...............................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........12

Part II.  OTHER INFORMATION

          Signatures..........................................................18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

VMIC, Inc.
Condensed Balance Sheets


                                                                                         December 31,      September 30,
                                                                                            1999                1999
                                                                                        (Unaudited)          (Audited)
                                      ASSETS
Current assets:
    Cash and cash equivalents                                                             $    202,816            585,883
    Accounts receivable (includes allowance for doubtful accounts of
      $250,381 at December 31, 1999 and September 30, 1999)
                                                                                             5,114,256          5,080,529
    Inventories                                                                              5,133,876          4,658,243
    Prepaid expenses                                                                           167,613            110,483
    Income tax receivable                                                                        5,238            106,553
    Deferred income taxes                                                                            0                  0
                                                                                   -------------------- ------------------

           Total current assets                                                             10,623,799         10,538,691
Property, plant, and equipment, net                                                          8,090,413          8,165,822
Purchased product and software costs, net                                                      684,397            728,630
Software development costs                                                                   1,089,330            836,363
                                                                                   -------------------- ------------------

                                                                                         $  20,487,439         20,269,506
                                                                                   ==================== ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current
liabilities:
    Accounts payable                                                                     $   1,865,108          1,977,284
    Bank overdraft                                                                                   0                  0
    Current portion of notes, mortgages, and capital leases                                  5,753,110          5,735,110
    Accrued liabilities                                                                      1,962,010          2,201,069
                                                                                   -------------------- ------------------

           Total current liabilities                                                         9,580,228          9,931,463
Notes, mortgages, and capital leases, less current portion above                             6,051,545          6,447,808
Deferred income taxes                                                                                0                  0
                                                                                   -------------------- ------------------

           Total liabilities                                                                15,631,773         16,379,271
                                                                                   -------------------- ------------------

Stockholders' equity:
    Common stock, par value $.10 (10,000,000  shares  authorized;  4,594,912 and
      4,580,016 shares issued and outstanding at December 31, 1999
      and September 30, 1999, respectively)                                                    459,789            458,002
    Additional paid-in capital                                                               6,927,815          6,810,314
    Retained earnings                                                                      (2,531,438)        (3,378,081)
                                                                                   -------------------- ------------------

           Total stockholders' equity                                                        4,856,166          3,890,235
                                                                                   -------------------- ------------------

                                                                                         $  20,487,939         20,269,506
                                                                                   ==================== ==================


See notes to condensed financial statements.


VMIC, Inc.
Condensed Statements of Income(Unaudited)                                  Three months ended
                                                                       December 31,        December 31,
                                                                          1999                1998

Sales:
Hardware sales                                                         $ 8,152,625         $ 7,504,586
Software sales                                                             200,554             200,511
                                                                -------------------  ------------------

                                                                -------------------  ------------------
        Total sales                                                      8,353,179           7,705,097
                                                                -------------------  ------------------

Cost and expenses:
    Cost of products sold                                                3,017,575           2,851,280
    Research and development expense                                     1,285,591           1,577,637
    Selling, general, and administrative expense                         2,971,066           3,540,140
                                                                -------------------  ------------------

                                                                         7,274,232           7,969,057
                                                                -------------------  ------------------

           Operating (loss) income                                       1,078,947           (263,960)

Other income (expense)                                                   (232,307)           (138,302)
                                                                -------------------  ------------------

           (Loss) income before income taxes                               846,640           (402,262)

Benefit (provision) for income taxes                                             0             111,110
                                                                -------------------  ------------------

           Net (loss) income                                            $  846,640        $  (291,152)
                                                                ===================  ==================

Net (loss) income per common and common equivalent share:
    Basic                                                                   $0.184            $(0.065)
                                                                ===================  ==================
    Diluted                                                                 $0.182            $(0.065)
                                                                ===================  ==================

Weighted average common and common equivalent shares outstanding:
      Basic                                                              4,594,912           4,447,586
                                                                ===================  ==================
      Diluted                                                            4,638,821           4,447,586
                                                                ===================  ==================

See notes to condensed financial statements.



VMIC, Inc.
Condensed Statements of Cash Flows
                                                                              Three months ended
                                                                            December 31,        December 31,
                                                                               1999               1998

Cash flows from operating activities:
    Net (loss) income                                                           $ 846,640     $ (291,152)
     Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                             622,042         733,112
        Provision for losses on accounts receivable                                     0          12,000
        Stock issued in lieu of cash compensation                                  29,813          20,700
        Gain on disposal of property and equipment                                      0        (24,854)
        Change in operating assets and liabilities:
           Accounts receivable                                                     67,589        (39,185)
           Inventories                                                          (475,634)       (481,868)
           Prepaid expenses                                                      (57,130)        (72,807)
           Income tax receivable                                                  101,315       (111,110)
           Accounts payable                                                     (162,459)       (342,145)
           Accrued liabilities                                                  (594,793)       (513,306)
                                                                          ---------------- ---------------
               Total adjustments                                                (469,257)       (819,463)
                                                                          ---------------- ---------------
               Net cash (used in) provided by operating activities                377,383     (1,110,615)
                                                                          ---------------- ---------------

Cash flows from investing activities:
    Capital expenditures                                                        (241,927)       (299,959)
    Software development costs and purchased product and software costs         (208,735)       (846,161)
    Proceeds from dispositions of property, plant,
     and equipment                                                                      0          24,854
                                                                          ---------------- ---------------
               Net cash used in investing activities                            (450,662)     (1,121,266)
                                                                          ---------------- ---------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                            0       1,320,854
    Principal payments on long-term debt                                        (396,263)               0
    Increase in bank overdraft                                                          0         204,139
    Proceeds from issuance of common stock                                         89,475         178,916
                                                                          ---------------- ---------------
               Net cash provided by financing activities                        (306,788)       1,703,909
                                                                          ---------------- ---------------
               Net (decrease) increase in cash and
                  cash equivalents                                              (380,067)       (527,972)
Cash and cash equivalents, beginning of year                                      582,883         527,972
                                                                          ---------------- ---------------

Cash and cash equivalents, end of period                                       $  202,816       $       0
                                                                          ================ ===============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                   $  246,895       $ 170,000
                                                                          ================ ===============

    Cash paid during the period for income taxes                               $     0          $       0
                                                                          ================ ===============

See notes to condensed financial statements.

                                   VMIC, Inc.
                     Notes to Condensed Financial Statements


1.       Basis of Presentation

       The accompanying unaudited condensed financial statements of VMIC, Inc. (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed financial statements as of and for the interim period ended December 31, 1999 should be read in conjunction with the Company's financial statements as of and for the year ended September 30, 1999 included in the Company's Form-10K filed January 13, 2000. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. The September 30, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.



2.     Stock Options

       No options to purchase shares of common stock were granted on varying dates throughout the quarter to employees under the Employee Stock Option Plan, at the market price as of the effective date. Also, options to purchase 4,429 shares of common stock were exercised during the quarter.



3.    Comprehensive Income

       The Company does not have any difference between net income as reported and comprehensive income.

                                   VMIC, Inc.
               Notes to Condensed Financial Statements (Continued)


4. Earnings Per Share


Earnings Per Share:
A summary  of the  calculation  of basic and  diluted  earnings  per share is as follows:
                                                           Income              Shares           Per-Share
                                                        (Numerator)         (Denominator)        Amount
                                                    --------------------- ------------------ ----------------
                         Three months ended
                          December 31, 1999
Basic EPS:
     Loss available to common stockholders                     $ 846,640          4,594,912          $ 0.184
Effect of dilutive securities:
    Stock options                                                                    43,909


Diluted EPS                                                    $ 846,640          4,638,821          $ 0.182
                                                    --------------------- ------------------ ----------------
                          Three months ended
                          December 31, 1998

Basic EPS:
    Income available to common stockholders                  $ (291,152)          4,447,586        $ (0.065)
Effect of dilutive securities:
    Stock options

Diluted EPS                                                  $ (291,152)          4,447,586        $ (0.065)




                                    FORM 10-Q
                                   VMIC, Inc.



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN MORE DETAIL IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND THE QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SECTION OF THIS QUARTERLY REPORT. THESE FORWARD-LOOKING STATEMENTS CAN BE GENERALLY IDENTIFIED AS SUCH BECAUSE THE CONTENT OF THE STATEMENTS WILL USUALLY CONTAIN SUCH WORDS AS THE COMPANY OR MANAGEMENT "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, GOALS OR STRATEGIES ARE FORWARD-LOOKING STATEMENTS.

OVERVIEW

         VMIC is a supplier of hardware and software products to the embedded computer industry. Embedded computers are different from desktop and other computers in that embedded computers are designed to perform repetitive tasks, whereas other computers are more general purpose. Embedded computers are used in markets such as telecommunications, medical, industrial automation, test and measurement, and defense. VMIC supplies products to all of these markets. However, the Company's focus for the future is primarily telecommunications and Fibre Channel storage area networks markets. VMIC has recently entered the storage area network, or SAN market, and the computer networking industry with Fibre Channel products that are also used throughout these markets. SAN and computer networking have wide applications throughout the computer industry.

         VMIC specializes in open architecture, nonproprietary, standard computer buses such as VMEbus, PCI, CompactPCI, PMC, and PCoMIP. These open architecture buses are supported by companies such as Motorola, Intel, Hewlett-Packard, Microsoft, Sun, Silicon Graphics, Dell, and Compaq. The Company manufactures its own products to enable it to meet its customers' demands for high quality, responsiveness, reliability, and low cost, while reducing time-to-market and life cycle costs. The Company's manufacturing facility supports low-volume, high-mix production, and high-volume production using state-of-the-art equipment. The Company markets its products in more than 60 countries through a direct sales staff and a network of manufacturers' representatives and international distributors.

         The Company's objective is to become a leading supplier of standard bus board products and software to the embedded computer and storage area network markets. In addition, the Company believes that its expertise in the embedded computer market will provide the stepping stone for success in the high-growth Fibre Channel storage area network market with host adapter boards.

         VMIC continues to invest heavily in new and enhanced technology, including software, and has focused its attention on highly vertical markets to support faster growth, more consistent profitability, and enhanced shareholder value.

MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

         The Company experienced substantial improvement in profitability for the first quarter ended December 31, 1999, and revenue for the first quarter increased 8.4 percent to $8.35 million, compared to the same period in 1998. Net income for the first quarter increased 390.8 percent to $846,640 and diluted earnings per share increased 357 percent to $0.18 per share, when compared to first quarter 1998 results. Profits increased due to reduced expenses, higher operating margins, and increased sales. Orders increased 43.8 percent to $9.0 million for the three-month period ended December 31, 1999, as compared to the same period ended December 31, 1998. Backlog increased 465.2 percent to $15.4 million for the three-month period ended December 31, 1999, as compared to the same period ended December 31, 1998. Sales of PC embedded single-board computers increased 87 percent to $1.8 million as compared to the same period in 1998.

         The Company's development and delivery of new products has been focused on PC embedded single-board computers, Fibre Channel host bus adapters, Reflective Memory, board-level software, and improvements in the PC-based control software package to support the Company's sales and marketing of I/O systems and industrial automation hardware.

         The Company recently released nine new products for the Fibre Channel storage area network market and began shipments during the first quarter. The SAN market is focused on the networking of computers and storage devices, such as disks and tapes. The Company received its first volume order of more than 460 units during the first quarter and expects a rapid increase in orders and shipments of Fibre Channel products.

         VMIC's focus on more vertical markets and products is showing signs of success as customers such as Litton Data Systems, Divicom, Battelle/CyTek, Lucent, and Westinghouse have recently selected the Company's single-board computers as a compute engine for applications in defense, telecommunications, industrial automation, medical, and digital video broadcasting markets.

         The Company expects volume shipments to begin during the May/June 2000 time frame for these new opportunities.

         The Company also began negotiations with Lucent, during the first quarter, for the supply of Reflective Memory boards in telecom applications. The Company expects a contract award during the second quarter.

         The Company began extensive promotional efforts associated with its new Fibre Channel product line during the first quarter. The company is encouraged by the initial response to its new product line. The market for SAN products is projected by IDT to grow from $2 billion in 2000 to more than $23 billion in 2003. These new products, which have focused on the SAN market, positioned the Company to market its products to computer server companies such as Compaq, Dell, Sun, SGI, and others. The Company is specializing in the host bus adapter
(HBA) product area of the Fibre Channel market. HBA converts the computer electronic signals to a Fibre protocol for high-speed, gigabit transmission to other computers and/or storage devices.

         In addition to the nine released products focused on the SAN industry, the Company is developing additional software and hardware products for this market.

         The Company has recently developed a new Web site focused on the SAN product line at www.vmicnet.com.

         The Company has currently limited production of its Fibre Channel HBA to beta test sites and shipped small quantities for customer evaluations, but anticipates volume shipments to begin during the second and third quarters. The Company recently won design-ins with several customers who we expect will begin placing volume orders soon.

         Marketing activities for the Fibre Channel product line includes an extensive list of trade shows focused on the SAN market, as well as Web and direct mail promotional activities. The Company recently joined the Fibre Channel Industry Association (FCIA) and the Storage Area Networking Industry Association (SNIA).

SALES
         Sales increased 8.41 percent to $8.4 million for the three-month period ended December 31, 1999 from $7.7 million for the three-month period ended December 31, 1998. Single-board computer sales increased 87.9 percent from $964,000 for the three-month period ended December 31, 1998 to $1.8 million for the same period in 1999. Input/output sales decreased 8.9 percent from $3.97 million for the three-month period ended December 31, 1998 to $3.6 million for the three-month period ended December 31, 1999. Reflective Memory sales for the first quarter 2000 were flat in comparison to the first quarter of 1999 at approximately $2.15 million. Other sales of product lines for the first quarter of 2000 were relatively flat in comparison to the first quarter of 1999. Software sales for the three-month period ended December 1999 were $200,511, as compared to $200,554 for the same period in 1998. International sales as a percent of total sales decreased from 26.8 percent for the three-month period ended December 1998, as compared to 18.3 percent for the period ended December 31, 1999.


GROSS MARGINS
         The Company's average gross margin increased from 63 percent in the three-month period ended December 31, 1998 to 64.2 percent in the three-month period ended December 31, 1999. This increase is attributed to increased prices and decreased software amortization costs associated with the Company's capitalized software costs. The sales mix of high-margin products was higher in the quarter ended December 31, 1999 as compared to December 31, 1998. Gross margins for software increased from 34.5 percent for the three-month period ended December 31, 1998 to 92.9 percent for the three-month period ended December 31, 1999 primarily due to decreased software amortization as a result of the write-off for the year ended September 30, 1999.


COST OF SALES
         Cost of sales decreased 31.6 percent to 35.84 percent for the three-month period ended December 31, 1999 as compared to 37.01 percent for the period ended December 31, 1998. Cost of sales decreased because of a higher mix of higher gross margin products, increased prices, and lower software amortization costs.


GROSS PROFIT
         Gross profit for the three-month period ended December 31, 1999 increased 9.5 percent to $5.36 million as compared to $4.85 million for the period ended December 31, 1998. Gross profits increased because of reduced software amortization, increased prices for selected products, and a higher sales mix of higher margin products.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         For the three-month period ended December 31, 1999, selling, general, and administrative (SG&A) expenses decreased 14.3 percent from $3.5 million to $3.0 million for the period ended December 31, 1998. The decrease is attributed to substantially reduced costs in sales and marketing.


RESEARCH AND DEVELOPMENT EXPENSES
         For the three-month period ended December 31, 1999, research and development expenses decreased 12.8 percent from $1.48 million (20.48 percent of sales) for the three-month period ended December 31, 1998 to $1.29 million (15.39 percent of sales) for the period ended December 31, 1999. Capitalized software costs for the three-month period ended December 31, 1999 decreased to $252.900, as compared to $653,000 for the three-month period ended December 31, 1998.

INTEREST EXPENSES
         Interest expenses increased 44.9 percent from $170,400 for the three-month period ended December 31, 1998 to $246,900 for the three-month period ended December 31, 1999. This increase is attributed to capital equipment and investments for machinery, computers, and interest on the Company's line of credit.


INCOME TAXES
         Income taxes as a percentage of income were 27.6 percent in the three-month period ended December 31, 1998, as compared to zero in the three-month period ended December 31, 1999. No taxes were levied for the three-month period ended December 31, 1999 because of the loss carry forward from the fiscal year ended September 30, 1999.


EARNINGS PER SHARE
         For the three-month period ended December 31, 1998, net loss per weighted average common and common equivalent share was $0.065 per basic share compared to net income of $0.184 per basic share for the three-month period ended December 31, 1999. For the three-month period ended December 31, 1998, net loss per weighted average common and common equivalent share, assuming dilution, was $0.065 per diluted share compared to net income of $0.182 per diluted share for the three-month period ended December 31,1999.


CAPITALIZED SOFTWARE DEVELOPMENT COSTS
         At December 31, 1999, VMIC had five categories of software products under development as follows:

Software Product                        Capitalized Amount
----------------                        ------------------
IOWorks(R)                                 $151,951
Reflective Memory                            20,295
CPU Related                                  14,813
Communications                               29,426
I/O Products                                 12,262
                                             ------
Total                                      $228,747


EFFECTS OF INFLATION
         Substantially all contracts awarded to VMIC have been based on proposals which reflect estimated cost increases due to inflation. Historically, inflation has not had a significant impact on VMIC's revenues or costs.


LIQUIDITY AND CAPITAL RESOURCES
         Historically, VMIC's cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund VMIC's operational needs. As of December 31, 1999, VMIC's variable line of credit for working capital was $8.0 million, of which $4.1 million was used. VMIC's $2.0 million equipment line of credit availability was $1.0 million. The line of credit expires March 1, 2000; however, VMIC expects to renew the line for a one-year term. The Company also expects to execute an additional $2 million equipment line of credit.

         The lines of credit require the Company to maintain certain loan covenants and, as of December 31, 1999, the Company was either in compliance with such covenants or had obtained waivers.

         Working capital was $1.0 million at December 31, 1999 and $607,228 at September 30, 1999. Included in working capital are cash and cash equivalents of $202,800 at December 31, 1999 compared to $585,883 at September 30, 1999. Total working capital increased as a result of the profit experienced for the quarter ended December 31, 1999 and changes in operating assets and liabilities. Current liabilities were $9.6 million at December 31, 1999 compared to $9.9 million at September 30, 1999. Operating activities for the three-month period ended December 31, 1999 provided $0.3 million of cash. Cash used for investing activities was $0.4 million for the three months ended December 31, 1999, of which $0.4 million was used for capital expenditures. Cash provided by financing activities was $0.0 million and $1.7 million for the three months ended December 31, 1999 and December 31, 1998, respectively.

         Inventory turnover for the three months ended December 31, 1999 was approximately 153 days compared to approximately 171 days for the same period in 1998. This decrease was attributable to increased sales and improved inventory management. Accounts receivable from customers were outstanding on average approximately 53 days for the three months ended December 31, 1999 compared to approximately 51 days for the same period in 1998.

         VMIC believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance its current operations and capital expenditures for the next 12 months. However, management is examining several options to raise additional working capital.

YEAR 2000 READINESS DISCLOSURE

OVERVIEW.
         Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could cause significant software failures or miscalculations and is generally referred to as the "Year 2000" problem.

         The company recognizes that the impact of the Year 2000 problem extends beyond its computer hardware and software and may affect utility and telecommunication services, as well as the system of customers and suppliers. The Year 2000 problem was addressed by a team within the Company and progress was reported periodically to management. The Company believes that a majority of its products and systems are Year 2000 compliant and VMIC anticipates maintaining compliance in future revisions of any product or systems that are currently compliant. The Company has surveyed all of its internal systems and software for Year 2000 compliance and has received Year 2000 compliance certification from the suppliers of the systems and software that are compliant. Non-compliant systems and software have been upgraded or replaced to achieve compliance. The Company believes that it is Year 2000 compliant and has not suffered any Year 2000 related failure as of February 10, 2000.

COST FOR YEAR 2000 COMPLIANCE.
     The Company spent approximately $75,000 on becoming Year 2000 compliant; this was not material to the Company's operations, liquidity or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company has increased its debt level and working capital requirements

         Traditionally, the Company has utilized long-term liabilities as a major financing source. Long-term debt of the Company rose from $200 thousand in 1986 to approximately $6.4 million as of December 31, 1999. The Company's utilization of long-term debt is somewhat higher than the average company in this industry. A primary reason for the increase in long-term debt was the need for the Company to manage its growth. The Company believes its current revenue level will be sufficient to service its long-term debt. However, if the revenues and profits of the Company substantially decrease, it will be more difficult for the Company to service its long-term debt, meet its current obligations, and continue with its current business plan. As of December 31, 1999 the Company had sufficient current assets to liquidate all of its current liabilities.


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

                                   FORM 10-Q
                                   VMIC, Inc.

PART II - OTHER INFORMATION

SIGNATURES

MANAGEMENT REPRESENTATION


           The accompanying Balance Sheets at December 31, 1999, and September 30, 1999 as well as the Statements of Income, Statements of Changes in Stockholders' Equity and Statements of Cash Flows for the three months December 31, 1999, and 1999, have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.





January 11, 2000
---------------                       By: Gordon Hubbert
Date
                                          Gordon Hubbert
                                          Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





January 11, 2000                           By: Carroll E. Williams
----------------

Date                                            Carroll E. Williams
                                                President and Chief
                                                Executive Officer