Form 10-Q/A
period 1999-12-31
VMIC INC
filed 2000-04-05
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q/A

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

                                    FORM 10-Q/A
                                   VMIC, Inc.

             QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 1999



                                      INDEX


                                                                           Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of December 31, 1999 (Unaudited)
        and September 30, 1999.................................................1

        Statements of Operations for the Three Months Ended
        December 31, 1999 and December 31, 1998 (Unaudited)....................2

        Statements of Cash Flows for the Three Months Ended December 31, 1999
        and December 31, 1998  (Unaudited).....................................3

        Notes to Condensed Financial Statements (Unaudited)..................4-6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..............................................7-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........12-17

Part II.OTHER INFORMATION

        Signatures............................................................18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

VMIC, Inc.
Condensed Balance Sheets

                                                                                      December 31,      September 30,
                                                                                          1999                1999
                                     ASSETS                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                                             $    202,816        $   582,883
    Accounts receivable (net of allowance for doubtful accounts of
      $250,381 at December 31, 1999 and September 30, 1999)                                  5,114,256          5,080,529
    Inventories                                                                              5,133,876          4,658,243
    Prepaid expenses                                                                           167,613            110,483
    Income tax receivable                                                                        5,238            106,553
                                                                                   -------------------- ------------------

           Total current assets                                                             10,623,799         10,538,691
Property, plant, and equipment, net                                                          8,090,413          8,165,822
Purchased product and software costs, net                                                      684,397            728,630
Software development costs, net                                                              1,089,330            836,363
                                                                                   -------------------- ------------------

                                                                                         $  20,487,939      $  20,269,506
                                                                                   ==================== ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $   1,865,108       $  1,977,284
    Current portion of notes, mortgages, and capital leases                                  5,753,110          5,753,110
    Accrued liabilities                                                                      1,962,010          2,201,069
                                                                                   -------------------- ------------------

           Total current liabilities                                                         9,580,228          9,931,463
Notes, mortgages, and capital leases, less current portion above                             6,051,545          6,447,808
                                                                                   -------------------- ------------------

           Total liabilities                                                                15,631,773         16,379,271
                                                                                   -------------------- ------------------

Stockholders' equity:
    Common stock, par value $.10 (10,000,000  shares  authorized;  4,597,891 and
      4,580,016 shares issued and outstanding at December 31, 1999
      and September 30, 1999, respectively)                                                    459,789            458,002
    Additional paid-in capital                                                               6,927,815          6,810,314
    Accumulated Deficit                                                                    (2,531,438)        (3,378,081)
                                                                                   -------------------- ------------------

           Total stockholders' equity                                                        4,856,166          3,890,235
                                                                                   -------------------- ------------------

                                                                                         $  20,487,939      $  20,269,506
                                                                                   ==================== ==================

See notes to condensed financial statements.
                                                                   1

VMIC, Inc.
Condensed Statements of Operations
(Unaudited)

                                                                           Three months ended
                                                                      December 31,        December 31,
                                                                           1999                1998
Sales:
    Hardware sales                                                     $ 8,152,625         $ 7,504,586
    Software sales                                                         200,554             200,511
                                                                -------------------  ------------------
        Total sales                                                      8,353,179           7,705,097
                                                                -------------------  ------------------

Costs and expenses:
    Cost of products sold                                                3,017,575           2,851,280
    Research and development expense                                     1,285,591           1,582,253
    Selling, general, and administrative expense                         2,971,066           3,535,523
                                                                -------------------  ------------------

                                                                         7,274,232           7,969,056
                                                                -------------------  ------------------

           Operating income (loss)                                       1,078,947           (263,959)

Other expense                                                            (232,307)           (138,302)
                                                                -------------------  ------------------

           Income (loss) before income taxes                               846,640           (402,261)

Benefit for income taxes                                                         0             111,110
                                                                -------------------  ------------------

           Net income (loss)                                            $  846,640        $  (291,151)
                                                                ===================  ==================

Net income (loss) per common and common equivalent share:
      Basic                                                                 $0.184            $(0.065)
                                                                ===================  ==================
      Diluted                                                               $0.183            $(0.065)
                                                                ===================  ==================

Weighted average common and common equivalent shares outstanding:
      Basic                                                              4,594,912           4,447,586
                                                                ===================  ==================
      Diluted                                                            4,638,821           4,447,586
                                                                ===================  ==================

See notes to condensed financial statements.





VMIC, Inc.
Condensed Statements of Cash Flows
(Unaudited)                                                                       Three months ended
                                                                              December 31,      December 31,
                                                                                  1999             1998
Cash flows from operating activities:
    Net income (loss)                                                           $ 846,640     $ (291,152)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                             583,656         733,112
        Provision for losses on accounts receivable                                     0          12,000
        Stock issued in lieu of cash compensation                                  30,178          20,700
        Gain on disposal of property and equipment                                      0        (24,854)
        Change in operating assets and liabilities:
           Accounts receivable                                                   (33,727)        (39,185)
           Inventories                                                          (475,633)       (481,868)
           Prepaid expenses                                                      (57,130)        (72,807)
           Income tax receivable                                                  101,315       (111,110)
           Accounts payable                                                     (112,176)       (342,145)
           Accrued liabilities                                                  (239,059)       (513,306)
                                                                          ---------------- ---------------
               Total adjustments                                                (202,576)       (819,463)
                                                                          ---------------- ---------------
               Net cash provided by (used in) operating activities                644,064     (1,110,615)
                                                                          ---------------- ---------------

Cash flows from investing activities:
    Capital expenditures                                                        (412,932)       (299,959)
    Software development costs and purchased product and software costs         (304,411)       (846,161)
    Proceeds from dispositions of property and equipment                                0          24,854
                                                                          ---------------- ---------------
               Net cash used in investing activities                            (717,343)     (1,121,266)
                                                                          ---------------- ---------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                            0       1,320,854
    Principal payments on long-term debt                                        (396,263)               0
    Increase in bank overdraft                                                          0         204,139
    Proceeds from issuance of common stock                                         89,475         178,916
                                                                          ---------------- ---------------
               Net cash (used in) provided by financing activities              (306,788)       1,703,909
                                                                          ---------------- ---------------
               Net decrease in cash and cash equivalents                        (380,067)       (527,972)

Cash and cash equivalents, beginning of year                                      582,883         527,972
                                                                          ---------------- ---------------

Cash and cash equivalents, end of period                                       $  202,816             $ 0
                                                                          ================ ===============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                   $  246,895       $ 170,000
                                                                          ================ ===============

    Cash paid during the period for income taxes                                  $     0      $         0

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



2.     Stock Options

       No options to purchase shares of common stock were granted during the three months ended December 31, 1999 to employees under the Employee Stock Option Plan. Also, options to purchase 4,429 shares of common stock were exercised during the three months ended December 31, 1999.



3.    Comprehensive Income

      The Company does not have any differences between net income, as reported, and comprehensive income.

                                        VMIC, Inc.
                     Notes to Condensed Financial Statements, Continued


4.   INVENTORIES

     At December 31, 1999 and September 30, 1999, inventories consist of the following:


                                                        12/31/99              9/30/99
                                                 ---------------          --------------

Raw Materials                                     $ 2,724,286                $ 2,511,460
Work in Process                                     1,807,880                  1,232,573
Finished Goods                                      1,236,925                  1,549,425

                                                ---------------           --------------
                                                    5,769,091                  5,293,458
Less Reserve for Inventory
Obsolescence                                       (635,215)                   (635,215)

                                                 ---------------          ---------------

                                                 $ 5,133,876                 $ 4,658,243

                                                 ===============          ===============

5.   SEGMENT REPORTING

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

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the quarters ended December 31, 1999, and 1998 are summarized as follows:

                                  1999                       1998
                                ------------             -----------

                                               (IN THOUSANDS)
                                  ______________________________________

TOTAL SALES:
         U.S.                     $ 6,822                      $ 5,642
         INTERNATIONAL              1,531                        2,063
                                  --------                     --------
                                  $ 8,353                      $ 7,705

GROSS PROFIT:
         U.S.                     $ 4,523                      $ 3,753
         INTERNATIONAL                813                        1,101
                                   --------                    ---------
                                  $ 5,336                      $ 4,854
                                  =========                    =========


The Company's identifiable assets as of December 31, 1999 and 1998 relate to the U.S. Segment only.


                                   VMIC, Inc.
               Notes to Condensed Financial Statements (Continued)



 6. Earnings Per Share





Earnings Per Share:
A summary  of the  calculation  of basic and  diluted  earnings  per share is as follows:
                                                       Income (Loss)           Shares           Per-Share
                                                        (Numerator)         (Denominator)        Amount
                                                    --------------------- ------------------ ----------------

                                 Three months ended
                                  December 31, 1999
Basic EPS:
     Income available to common stockholders                  $  846,640          4,594,912        $ 0.184
Effect of dilutive securities:
    Stock options                                                                    43,909


Diluted EPS                                                   $  846,640          4,638,821        $ 0.183
                                                    --------------------- ------------------ ----------------
                                 Three months ended
                                  December 31, 1998

Basic EPS:
    Loss available to common stockholders                     $ (291,151)         4,447,586        $ (0.065)
Effect of dilutive securities:
    Stock options

Diluted EPS                                                   $ (291,151)         4,447,586        $ (0.065)






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

OVERVIEW

         VMIC is a supplier of hardware and software products to the embedded computer industry. Embedded computers are different from desktop and other computers in that embedded computers are designed to perform repetitive tasks, whereas other computers are more general purpose. Embedded computers are used in markets such as telecommunications, medical, industrial automation, test and measurement, and defense. VMIC supplies products to all of these markets. However, the Company's focus for the future is primarily telecommunications and Fibre Channel storage area network markets. VMIC has recently entered the storage area network, or SAN market, and the computer networking industry with Fibre Channel products that are also used throughout these markets. SAN and computer networking have wide applications throughout the computer industry.

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

MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

         The Company experienced substantial improvement in profitability for the first quarter ended December 31, 1999, and revenue for the first quarter increased 8.4 percent to $8.35 million, compared to the same period in 1998. Net income for the first quarter increased 390.8 percent to $846,640 and diluted earnings per share increased 381.5 percent to $0.183 per share, when compared to first quarter 1998 results. Profits increased due to reduced expenses, higher operating margins, and increased sales. Orders increased 43.8 percent to $9.0 million for the three-month period ended December 31, 1999, as compared to the same period ended December 31, 1998. Backlog increased 465.2 percent to $15.4 million for the three-month period ended December 31, 1999, as compared to the same period ended December 31, 1998. Sales of PC embedded single-board computers increased 87 percent to $1.8 million as compared to the same period in 1998.

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

         VMIC's focus on more vertical markets and products is showing signs of success as customers such as Litton Data Systems, Divicom, Battelle/Cytyc, Lucent, and Westinghouse have recently selected the Company's single-board computers as a compute engine for applications in defense, telecommunications, industrial automation, medical, and digital video broadcasting markets.

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

         The Company has currently limited production of its Fibre Channel HBA to beta test sites and shipped small quantities for customer evaluations, but anticipates volume shipments to begin during the second and third quarters. The Company recently won design-ins with several customers who we expect will begin placing volume orders soon.
                                        8

         Marketing activities for the Fibre Channel product line includes an extensive list of trade shows focused on the SAN market, as well as Web and direct mail promotional activities. The Company recently joined the Fibre Channel Industry Association (FCIA) and the Storage Area Networking Industry Association (SANIA).

SALES
         Sales increased 8.3 percent to $8.35 million for the three-month period ended December 31, 1999 from $7.71 million for the three-month period ended December 31, 1998. Single-board computer sales increased 87.2 percent from $964,167 for the three-month period ended December 31, 1998 to $1.80 million for the same period in 1999. Input/output sales decreased 9.3 percent from $3.97 million for the three-month period ended December 31, 1998 to $3.6 million for the three-month period ended December 31, 1999. Reflective Memory sales for the first quarter 2000 were flat in comparison to the first quarter of 1999 at approximately $2.15 million. Other sales of product lines for the first quarter of 2000 were relatively flat in comparison to the first quarter of 1999. Software sales for the three-month period ended December 1999 were $200,511, as compared to $200,554 for the same period in 1998. International sales as a percent of total sales decreased from 26.8 percent for the three-month period ended December 1998, as compared to 18.3 percent for the period ended December 31, 1999.


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


GROSS PROFIT
         Gross profit for the three-month period ended December 31, 1999 increased 9.9 percent to $5.34 million as compared to $4.85 million for the period ended December 31, 1998. Gross profits increased because of reduced software amortization, increased prices for selected products, and a higher sales mix of higher margin products.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         For the three-month period ended December 31, 1999, selling, general, and administrative (SG&A) expenses decreased 16.1 percent to $3.0 million from $3.5 million for the period ended December 31, 1998. The decrease is attributed to substantially reduced costs in sales and marketing.


RESEARCH AND DEVELOPMENT EXPENSES
         For the three-month period ended December 31, 1999, research and development expenses decreased 18.4 percent from $1.58 million (20.48 percent of sales) for the three-month period ended December 31, 1998 to $1.29 million (15.39 percent of sales) for the period ended December 31, 1999. Capitalized software costs for the three-month period ended December 31, 1999 decreased to $252,883, as compared to $653,000 for the three-month period ended December 31, 1998.
                                        9

INTEREST EXPENSES
         Interest expenses increased 44.9 percent from $170,363 for the three-month period ended December 31, 1998 to $246,895 for the three-month period ended December 31, 1999. This increase is attributed to capital equipment and investments for machinery, computers, and interest on the Company's line of credit.


INCOME TAXES
         Income tax benefits as a percentage of income were 27.6 percent in the three-month period ended December 31, 1998, as compared to zero in the three-month period ended December 31, 1999. Income tax provision for the three-month period ended December 31, 1999 was offset by the reversal of the valuation allowance for deferred tax assets established at September 30, 1999.


EARNINGS PER SHARE
         For the three-month period ended December 31, 1998, net loss per weighted average common and common equivalent share was $0.065 per basic share compared to net income of $0.184 per basic share for the three-month period ended December 31, 1999. For the three-month period ended December 31, 1998, net loss per weighted average common and common equivalent share, assuming dilution, was $0.065 per diluted share compared to net income of $0.183 per diluted share for the three-month period ended December 31,1999.


CAPITALIZED SOFTWARE DEVELOPMENT COSTS
         During the three months ended December 31, 1999, VMIC had five categories of software products under development as follows:

Software Product                               Capitalized Amount
----------------                              ------------------
IOWorks(R)                                          $151,951
Reflective Memory                                     20,295
CPU Related                                           38,949
Communications                                        29,426
I/O Products                                          12,262
                                                      ------
Total                                               $252,883


EFFECTS OF INFLATION
         Substantially all contracts awarded to VMIC have been based on proposals which reflect estimated cost increases due to inflation. Historically, inflation has not had a significant impact on VMIC's revenues or costs.


LIQUIDITY AND CAPITAL RESOURCES
         Historically, VMIC's cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund VMIC's operational needs. As of December 31, 1999, VMIC's variable line of credit for working capital was $8.0 million, of which $4.1 million was used. VMIC's $2.0 million equipment line of credit availability was $1.0 million. The variable line of credit expires March 13, 2001. The Company has also negotiated an additional $2 million equipment line of credit.

         The lines of credit require the Company to maintain certain loan covenants and, as of December 31, 1999, the Company was either in compliance with such covenants or had obtained waivers.

         Working capital was $1.04 million at December 31, 1999 and $607,228 at September 30, 1999. Included in working capital are cash and cash equivalents of $202,800 at December 31, 1999 compared to $582,883 at September 30, 1999. Total working capital increased as a result of the profit experienced for the three months ended December 31, 1999 and changes in operating assets and liabilities. Current liabilities were $9.58 million at December 31, 1999 compared to $9.93 million at September 30, 1999. Operating activities for the three-month period ended December 31, 1999 provided $644,064 of cash. Cash used for investing activities was $717,343 for the three months ended December 31, 1999, of which $412,932 was used for capital expenditures. Cash used for financing activities activities was $306,788 for the three months ended December 31, 1999.

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

COST FOR YEAR 2000 COMPLIANCE.
     The Company spent approximately $75,000 on becoming Year 2000 compliant; this was not material to the Company's operations, liquidity and capital resources.

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


Sales of the Company's new products may not meet the growth objectives of the Company.
         Some of the Company's new hardware products will be sold at lower profit margins, and the Company requires significant market acceptance of these products to meet the growth objectives of the Company. While there has been significant customer interest in these new products, Reflective Memory and PC-based products generated a significant percentage of the Company's revenues in 1999. There can be no assurance that these new products will be successful to the extent necessary to meet VMIC's growth objectives. If these new products are not successful, the Company's operating results and financial condition could be materially adversely affected.

The Company has increased its debt level and working capital requirements.

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

     Most of the Company's products contain state-of-the-art digital electronic components and integrated circuits. The Company is dependent upon third parties for the continuing supply of most of these components and all of its integrated circuits. Some of these components are obtained from a sole supplier, such as QLogic, Altus, Triquent, Intel, AMD, Tundra, Cypress; or a limited number of suppliers, for which alternative sources would be difficult to locate. Recently, the Company has experienced difficulties in purchasing components for its Fibre Channel products from QLogic. The Company has also experienced shortages of integrated circuits and other key components from time to time, and this has resulted in delays in product deliveries. The Company has also had to terminate its marketing of certain products, even newly developed products, when a component supplier terminated its production of a critical component. Moreover, suppliers may discontinue or upgrade some of the components incorporated into the Company's products, which could require the Company to redesign a product to incorporate newer or alternative technology. Although the Company believes it maintains good relationships with its suppliers, and has arranged for an adequate supply of components to meet its short-term requirements, any unavailability of components could cause delayed shipments and lead to customer dissatisfaction. Any sustained unavailability of components could materially adversely affect the Company's operating results and financial condition.


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

     Sales to two major customers accounted for approximately 6.4 percent of VMIC's sales in 1998 and 12.7 percent of VMIC's sales during 1999. If either or both of these customers discontinued purchasing products from the Company, the Company's operating results and financial condition could be materially adversely affected. In addition, in fiscal year 1999, approximately 31 percent of the Company's sales were derived directly or indirectly from various agencies of the U. S. Department of Defense. Although the percentage of the Company's sales derived from governmental contracts has decreased from a high of 75 percent in 1986, the Company expects that the government will continue to be a significant source of sales. It is possible that changes in national policy or other factors could result in reduced defense spending which could materially adversely affect the operating results and financial condition of the Company.

Lack of a Public Market and Certain Transfer Restrictions.

         There presently exists no public market for the shares of the Company's stock, nor is there any likelihood of one developing in the near future. A holder of the Company's Common Stock may not be able to liquidate his or her position when liquidity is needed and may be required to retain the securities indefinitely.


Control by Existing Shareholders.

         Carroll E. Williams and Mary W. Williams own 37 percent of the Company's Common Stock. Together, all of the current officers and directors of the Company (including Carroll E. Williams and Mary W. Williams) own a substantial majority of its Common Stock. Consequently, these individuals, and particularly Carroll E. Williams and Mary W. Williams, will control virtually all aspects of the Company's business by virtue of their ability to nominate and elect the Board of Directors and officers of the Company. As directors and officers of the Company, they will, subject to their fiduciary duties, be entitled to develop and implement the Company's course of business. Neither the Company's Articles of Incorporation nor its Bylaws permit cumulative voting. Consequently, the remaining shareholders will not be entitled to elect a representative to the Company's Board of Directors.


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

     The Company's success will depend in large part on the continued services of its key management and technical personnel. The loss of the services of one or more of the Company's key employees or the inability to hire additional key personnel as needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in attracting and retaining needed personnel. While the Company is currently experiencing relatively low rates of turnover for skilled employees, there can be no assurance that these rates of turnover will not increase in the future. The inability of the Company to hire, train, and retain a sufficient number of qualified employees could impair the Company's ability to compete in its markets resulting in a material adverse effect on the Company's business, financial condition and results of operations.

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





April 5, 2000
--------------                           By: Gordon Hubbert
Date
                                         Gordon Hubbert
                                          Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





April 5, 2000                            By: Carroll E. Williams
--------------
Date                                      Carroll E. Williams
                                           President and Chief
                                           Executive Officer