Form 10-Q
period 2000-03-31
VMIC INC
filed 2000-05-15
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                        (X) QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

                        ( ) TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____________
                                To _____________

                           --------------------------

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

                          COMMON STOCK, $.10 PAR VALUE
                 4,623,581 shares outstanding on March 31, 2000

                                   FORM 10-Q
                                   VMIC, Inc.

             QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2000



                                      INDEX


                                                                           Page

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets as of March 31, 2000 (Unaudited)
          and September 30, 1999...............................................1

          Statements of Operations for the Three and Six Months Ended
          March 31, 2000 and March 31, 1999 (Unaudited)........................2

          Statements of Cash Flows for the Six Months Ended March 31, 2000
          and March 31, 1999  (Unaudited)......................................3

          Notes to Condensed Financial Statements (Unaudited)................4-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................8-15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......16-22

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.................23

          Signatures..........................................................24

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

VMIC, Inc.
Condensed Balance Sheets

                                                                                        March 31,       September 30,
                                                                                          2000                1999
                                     ASSETS                                            (Unaudited)

Current assets:
    Cash and cash equivalents                                                             $    996,609       $   582,883
    Accounts receivable (includes allowance for doubtful accounts of
      $250,381 at March 31, 2000 and September 30, 1999)
                                                                                             5,083,187         5,080,529
    Inventories                                                                              6,014,112         4,658,243
    Prepaid expenses                                                                           116,762           110,483
    Deferred income taxes                                                                      992,758                 0
    Income tax receivable                                                                        5,238           106,553
                                                                                   -------------------- -----------------

           Total current assets                                                             13,208,666         10,538,691
Property, plant, and equipment, net                                                          8,002,442          8,165,822
Purchased product and software costs, net                                                      640,165            728,630
Software development costs, net                                                              1,045,740            836,363
Deferred income taxes                                                                        2,105,509                  0
                                                                                   -------------------- ------------------

                                                                                         $  25,002,522       $ 20,269,506
                                                                                    ==================== =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current
liabilities:
    Accounts payable                                                                     $   2,181,746      $  1,977,284
    Current portion of notes, mortgages, and capital leases                                  5,315,990         5,753,110
    Accrued liabilities                                                                      2,662,111         2,201,069
                                                                                   -------------------- -----------------

           Total current liabilities                                                        10,159,847         9,931,463
Notes, mortgages, and capital leases, less current portion above                             6,294,560         6,447,808
                                                                                   -------------------- ------------------

           Total liabilities                                                                16,454,407        16,379,271
                                                                                   -------------------- -----------------

Stockholders' equity:
    Common stock, par value $.10 (10,000,000 shares authorized;  4,623,581 and 4,580,016 shares issued and outstanding at March 31, 2000
      and September 30, 1999, respectively)                                                    462,358           458,002
    Additional paid-in capital                                                               7,032,643         6,810,314
    Retained earnings (accumulated deficit)                                                  1,053,114       (3,378,081)
                                                                                   -------------------- -----------------

           Total stockholders' equity                                                        8,548,115         3,890,235
                                                                                   -------------------- -----------------

                                                                                         $  25,002,522      $ 20,269,506
                                                                                   ==================== =================

See notes to condensed financial statements.


VMIC, Inc.
Condensed Statements of Operations
(Unaudited)


                                                                       Three months ended                Six months ended
                                                                     March 31,   March 31,         March 31,         March 31
                                                                  2000                1999        2000                 1999
                                                         C>
Sales:
Hardware sales                                                $ 8,953,659       $ 6,500,062    $ 17,106,284        $ 14,004,649
Software sales                                                    297,909           171,635         498,463             372,146
                                                         -----------------  ----------------  -------------    ---------------
        Total sales                                             9,251,568         6,671,697      17,604,747          14,376,795
                                                         -----------------  ----------------  -------------    ---------------

Cost and expenses:
    Cost of products sold                                       3,366,713         2,461,357       6,384,288           5,312,637
    Research and development expense                            1,280,096         1,469,988       2,565,687           3,047,625
    Selling, general, and administrative expense                3,257,352         3,124,715       6,228,418           6,664,855
                                                         -----------------  ----------------  --------------  ------------------
                                                                7,904,161         7,056,060      15,178,393          15,025,117
                                                         -----------------  ----------------  --------------  ------------------

           Operating income (loss)                              1,347,407         (384,363)       2,426,354           (648,322)

Other expense                                                   (233,863)         (173,915)       (466,170)           (312,217)
                                                         -----------------  ----------------  --------------  ------------------

           Income (loss) before income taxes                    1,113,544         (558,278)       1,960,184           (960,539)

Benefit for income taxes                                      (2,471,008)         (148,235)     (2,471,008)           (259,345)
                                                         -----------------  ----------------  --------------  ------------------

           Net income (loss)                                 $  3,584,552      $  (410,043)    $  4,431,192        $  (701,194)
                                                         =================  ================  ==============  ==================

Net income (loss) per common and common equivalent share:
    Basic                                                           $0.78           $(0.09)           $0.96             $(0.16)
                                                         =================  ================  ==============  ==================
    Diluted                                                         $0.78           $(0.09)           $0.96             $(0.16)
                                                         =================  ================  ==============  ==================

Weighted average common and common equivalent
    shares outstanding:
      Basic                                                     4,600,058         4,538,118       4,606,422           4,519,100
                                                         =================  ================  ==============  ==================
      Diluted                                                   4,625,454         4,566,442       4,640,192           4,519,100
                                                         =================  ================  ==============  ==================

See notes to condensed financial statements.

                                       2

VMIC, Inc.
Condensed Statements of Cash Flows

                                                                                   Six months ended
                                                                               March 31,       March 31,
                                                                                2000             1999


Cash flows from operating activities:
    Net income (loss)                                                          $ 4,431,192     $ (701,193)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                            1,518,922       1,486,745
        Provision for losses on accounts receivable                                      0          24,000
        Stock issued in lieu of cash compensation                                   29,813          21,794
        Gain on disposal of property and equipment                                       0        (39,957)
        Change in operating assets and liabilities:
           Accounts receivable                                                     (2,657)       (461,112)
           Inventories                                                         (1,355,870)       (422,476)
           Prepaid expenses                                                        (6,279)          39,623
           Income tax receivable                                                   101,315         354,317
           Income tax payable                                                      627,279               0
           Deferred income tax                                                 (3,098,287)               0
           Accounts payable                                                        154,179     (1,162,900)
           Accrued liabilities                                                   (641,076)       (435,662)
                                                                           ---------------- ---------------
               Total adjustments                                               (2,672,661)       (595,628)
                                                                           ---------------- ---------------
               Net cash provided by (used in) operating activities               1,758,531     (1,296,821)
                                                                           ---------------- ---------------

Cash flows from investing activities:
    Capital expenditures                                                         (822,197)       (725,221)
    Software development costs and purchased product and software costs          (120,813)     (1,712,505)
    Proceeds from dispositions of property, plant,
     and equipment                                                                       0          39,957
                                                                           ---------------- ---------------
               Net cash used in investing activities                             (943,010)     (2,397,769)
                                                                           ---------------- ---------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                       827,995       3,167,704
    Principal payments on long-term debt                                       (1,427,602)               0
    Proceeds from issuance of common stock                                         197,812         237,190
                                                                           ---------------- ---------------
               Net cash (used in) provided by financing activities               (401,795)       3,404,894
                                                                           ---------------- ---------------
               Net increase (decrease) in cash and
                  cash equivalents                                                 413,726       (289,696)
Cash and cash equivalents, beginning of period                                     582,883         527,972
                                                                           ---------------- ---------------

Cash and cash equivalents, end of period                                        $  996,609       $ 238,276
                                                                           ================ ===============







See notes to condensed financial statements.

VMIC, Inc.
Notes to Condensed Financial Statements


1. Basis of Presentation

The accompanying unaudited condensed financial statements of VMIC, Inc. (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed financial statements as of and for the interim period ended March 31, 2000 should be read in conjunction with the Company's financial statements as of and for the year ended September 30, 1999 included in the Company's Form-10K filed January 13, 2000. Operating results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. The September 30, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


2. Stock Options

28,200 options to purchase shares of common stock were granted on varying dates throughout the quarter to employees under the Employee Stock Option Plan, at the market price as of the effective date. Also options to purchase 23,380 shares of common stock were exercised during the quarter.

                                   VMIC, Inc.



 3. Earnings Per Share



Earnings Per Share:
A summary of the  calculation  of basic and diluted
earnings per share is as follows:
                                                       Income (Loss)           Shares           Per-Share
                                                        (Numerator)         (Denominator)        Amount
                                                    --------------------- ------------------ ----------------
                                 Three months ended
                                     March 31, 2000
Basic EPS:
    Income available to common stockholders                  $ 3,584,552          4,600,058           $ 0.78
Effect of dilutive securities:
    Stock options                                                                    25,396


Diluted EPS                                                  $ 3,584,552          4,625,454           $ 0.78
                                                    --------------------- ------------------ ----------------
                                 Three months ended
                                     March 31, 1999

Basic EPS:
    Loss available to common stockholders                    $ (410,041)          4,538,118         $ (0.09)
Effect of dilutive securities:
    Stock options                                                                         0

Diluted EPS                                                  $ (410,041)          4,538,118         $ (0.09)


                                                       Income (Loss)           Shares           Per-Share
                                                        (Numerator)         (Denominator)        Amount
                                                    --------------------- ------------------ ----------------
                                   Six months ended
                                     March 31, 2000
Basic EPS:
    Income available to common stockholders                  $ 4,431,192          4,606,422           $ 0.96
Effect of dilutive securities:
    Stock options                                                                    33,770


Diluted EPS                                                  $ 4,431,192          4,640,192           $ 0.96
                                                    --------------------- ------------------ ----------------
                                   Six months ended
                                     March 31, 1999

Basic EPS:
    Loss available to common stockholders                    $ (701,193)          4,519,100         $ (0.16)
Effect of dilutive securities:
    Stock options                                                                         0

Diluted EPS                                                  $ (701,193)          4,519,100         $ (0.16)


4.  Inventories

At March 31, 2000 and September 30, 1999, inventories consist of the following:



                                  March 31,          September 30,
                                     2000                1999
                               ------------------- ------------------

Raw Materials                         $ 2,972,506        $ 2,511,460
Work in Process                         2,214,428          1,232,573
Finished Goods                          1,462,393          1,549,425
                               ------------------- ------------------
                                        6,649,327          5,293,458

Less Reserve for Inventory
Obsolescence                            (635,215)          (635,215)
                               ------------------- ------------------

                                      $ 6,014,112        $ 4,658,243
                               =================== ==================



5. Segment Reporting

The Company's reportable segments are based on the Company's method of internal reporting which is disaggregated operationally. The two reportable segments, U.S. and International, are evaluated based on gross profit; therefore, selling, general, and administrative costs, as well as research and development expense, interest income, interest expense, and provision for taxes is reported on an entity-wide basis only. The accounting policies of the segments are the same as those described in the summary of significant accounting policies to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the three and six months ended March 31, 2000 and 1999 are summarized as follows:




                                          Three Months Ended                    Six Months Ended
                                      March 31,         March 31,           March 31,         March 31,
                                        2000               1999               2000               1999
                                  ------------------   -----------------   --------------- --------------

Total Sales:
        U.S.                            $ 6,697,350       $ 5,224,114         $ 13,519,309    $ 10,866,158
        International                     2,554,218         1,447,583            4,085,438       3,510,637
                                  -----------------  ----------------- -------------------- ---------------
                                        $ 9,251,568       $ 6,671,697         $ 17,604,747    $ 14,376,795
                                  ================== ================= ==================== ===============

Gross Profit:
        U.S.                            $ 4,363,255       $ 3,362,605          $ 8,885,580     $ 7,115,206
        International                     1,521,600           847,735            2,334,879       1,948,952
                                  ------------------ ----------------- -------------------- ---------------
                                        $ 5,884,855       $ 4,210,340         $ 11,220,459     $ 9,064,158
                                  ================== ================= ==================== ===============

The Company's identifiable assets as of December 31, 1999 and 1998 relate to the U.S. Segment only.


6.   Recently Issued Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs over the estimated useful life of the software SOP 98-1 was effective for the Company's current fiscal year. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows.



In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which will be effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company currently does not hold derivative instruments or engage in hedging activities.



7.   Income Taxes

The benefit for income taxes for the three months and six months ended March 31, 2000 consists of the following:

     Income tax expense                         $ (627,279)
     Reversal of valuation allowance              3,098,289
                                                ------------
                                                $ 2,471,008
                                               =============


The ultimate realization of the net deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. Based on the Company's results of operations during the quarter ended March 31, 2000, management believes that it is more likely than not that the deferred income tax asset will be realized. Accordingly, the valuation allowance was reversed during the quarter ended March 31, 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto.

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

The forward-looking statements included in this Form 10K are also subject to a number of risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, prices, and other risk factors listed in the Company's Form 10K for the year ended September 30, 1999. These forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those expressed or implied by these forward-looking statements.


Overview

VMIC is a supplier of standard bus boards, software, and systems products which are used in applications involving markets such as telecommunications, Fibre Channel storage area networks (SANs), medical, industrial automation, test and measurement, and defense. VMIC supplies a variety of products to all of these markets; however, the Company's focus for the future is high-volume OEM applications involving the PC single-board computers (SBCs) and communications/networking products. VMIC has recently entered the SAN market and the computer networking industry with Fibre Channel products that are also used throughout these markets. SAN and computer networking have wide applications throughout the computer industry.

The Company has focused its attention on two key product revenue areas that are experiencing high growth:

o        Embedded Intel(R) central processing units or CPUs
o Communications/networking products, such as Fibre Channel, gigabit Ethernet, and Reflective Memory networks

VMIC specializes in open architecture, nonproprietary, standard computer buses, such as VMEbus, PCI bus, CompactPCI(R), PMC, PCI-X, and PCoMIP. Companies such as Motorola, Intel, Hewlett-Packard, Sun, Microsoft, Dell, Compaq, and other leaders in the industry support these open architecture buses. The Company manufactures its own products to enable it to meet its customers' demands for high quality, responsiveness, reliability, and low cost, while reducing time-to-market and life cycle costs. The Company's manufacturing facility supports medium-volume, high-mix production and high-volume production using state-of-the-art equipment. The Company markets its products in more than 60 countries through a direct sales staff and a network of manufacturers' representatives, international distributors, and remote offices in Texas, the Carolinas, and Paris, France.

The Company's objective is to become a leading supplier of standard bus board-level products and software to the embedded computer and SAN markets with a focus on high-volume OEM applications. Embedded computers are different from general-purpose computers in that embedded computers are designed to perform repetitive tasks, whereas other computers are more flexible in their use and applications. Embedded computer products are used throughout markets such as telecommunications, SAN, defense, medical, industrial automation, and test and measurement. The Company differentiates itself in these markets through a feature-rich hardware product line and supporting software that obviates the need for customers to invest in VMIC product-specific software development.

VMIC, headquartered in Huntsville, Alabama, is a 14-year-old company with 215 employees, and operates from more than 76,000 square feet in four buildings on a campus of ten acres.

Management's Discussions and Analysis of Financial Conditions and Results of Operation

Revenues were $9,251,568 for the quarter and $17,604,747 for the six months ended March 31, 2000 compared to $6,671,697 for the quarter and $14,376,795 for the six months ended March 31 1999, for increases of 38.7 percent and 22.5 percent, respectively. Gross profits for the quarter and six months ended March 31, 2000 were $5,884,855 and $11,220,459 compared to $4,210,340 and $9,064,158 for the quarter and six months ended March 31, 1999, for increases of 39.8 percent and 23.8 percent, respectively.

Net income (excluding $3,098,287 income tax benefit arising from a reduction of the deferred tax asset valuation allowance) was $757,198 and $1,332,905 for the quarter and six months ended March 31, 2000 compared to a net loss of ($410,043) and ($701,194) for the quarter and six months ended March 31, 1999. Earnings (excluding $3,098,287 income tax benefit arising from a reduction of the deferred tax asset valuation allowance) per common share (diluted) were $0.16 and $0.29 for the quarter and six months ended March 31, 2000 compared to a net loss of ($0.09) and ($0.16) for the quarter and six months ended March 31, 1999.

Net income (including $3,098,287 income tax benefit arising from a reduction of the deferred tax asset valuation allowance) was $3,584,552 and $4,431,192 for the quarter and six months ended March 31, 2000 compared to a net loss of ($410,043) and ($701,194) for the quarter and six months ended March 31, 1999. Earnings (including $3,098,287 income tax benefit arising from a reduction of the deferred tax asset valuation allowance) per common share (diluted), were $0.78 and $0.96 for the quarter and six months ended March 31, 2000 compared to a net loss of ($0.09) and ($0.16) for the quarter and six months ended March 31, 1999.

International sales for the second quarter increased 85.7 percent to $2.6 million compared to $1.4 million for the quarter ended March 31, 1999. Domestic sales for the second quarter increased 28.8 percent to $6.7 million compared to $5.2 million for the quarter ended March 31, 1999. Systems sales increased some
66.7 percent to $2.5 million for the second quarter compared to $1.5 million for the quarter ended March 31, 1999. Systems sales include the sale of a mixture of products involving input/output hardware and software typically preconfigured to customers' specifications. Our investment in PC-based control software has been instrumental in expanding our I/O systems business into the industrial automation market arena.


The Company announced 11 new products during the second quarter. Of these products, five were new SBC products, two Fibre Channel products, three software products, and one new I/O controller product based on our PC-based control software. One of the new software products involved VMIC SBC support for the popular Linux operating system.

The Company was awarded a patent involving performance enhancements for VMEbus computer technology during the second quarter and we announced a new CompactPCI 850 MHz SBC. The CompactPCI architecture has been chosen by the telecom market as its primary platform for embedded computers.

VMIC achieved eight design wins in the second quarter. The Company characterizes a design win as a project estimated to produce $500,000 or more in revenue per year when in production. Of the eight design wins, four are estimated to produce $1 million or more in revenue per year once in full production. Of the four design wins, one is for a Fibre Channel product, two are computer boards, and the fourth involves SBCs, I/O products, and our IOWorks PC-based control software.

Design wins ramp into production volume over time intervals which range from 3 to 9 months after the win occurs. A variety of risks can affect these programs before the start of production, such as schedule delays, changes in customer markets, and customer product sales volumes.

The Company's gross margin for the second quarter increased to 63.6 percent from
63.1 percent in the quarter ended March 31, 1999. This increase was primarily the result of decreased software amortization costs and an inventory adjustment.

R&D expenses for the second quarter decreased to 13.8 percent of sales from 22.0 percent of sales for the quarter ended March 31, 1999. SG&A decreased as a percentage of revenue to 35.2 percent from 46.8 percent for the quarter ended March 31, 1999. Operating income as a percentage of revenue for the second quarter was 14.6 percent compared to an operating loss of 5.8 percent for the quarter ended March 31, 1999.

The Company's cash flow was sufficiently positive during the second quarter to reduce our borrowings on our working line of credit from $4.1 million to $3.5 million. During the second quarter, we renewed our $8 million working line of credit and negotiated a $2 million open, unused line of credit for capital equipment procurements.

Inventory for the second quarter increased 27.7 percent to $6.0 million compared to $4.7 million for the year ended September 30, 1999. Inventory increased primarily because of increased requests from customers for quicker deliveries and new hardware products focused on SBCs and Fibre Channel host bus adapters.

Stockholder equity increased 117.9 percent from $3.9 million as of September 30, 1999 to $8.5 million as of March 31, 2000.

We are pleased with this quarter's performance and expect the benefits from recent new business awards and our continued cost containment program to provide strong support for achieving our financial goals for fiscal year 2000.


                              Results of Operations
 (Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999.)

Sales

For the six-month period ended March 31, 2000, sales increased 22.2 percent to $17.6 million compared to $14.4 million for the six-month period ended March 31, 1999. Sales were generated primarily from four product areas involving input/output, communications/networking, SBCs, and software. Sales for input/output products increased 8.2 percent to $7.9 million for the six-month period ended March 31, 2000 compared to $7.3 million for the same period in 1999. Sales for communications/network products increased 17.4 percent to $5.4 million for the six-month period ended March 31, 2000 compared to $4.6 million for the same period ended in 1999. The increase in sales for communications/network products was primarily from the new Fibre Channel product line. Sales for SBCs increased 17.4 percent to $5.4 million for the six-month period ended March 31, 2000 compared to $4.6 million for the same period in 1999. The increase in sales was generated as a result of new design wins in telecommunications, medical, defense, and industrial automation.

Sales for software increased 33.9 percent to $498 thousand for the six-month period ended March 31, 2000 compared to $372 thousand for the same period in 1999. This increase in sales was generated because of improved acceptance of our PC-based control software coupled with higher shipments of software modules associated with our SBC product line.

Gross Profits

For the six-month period ended March 31, 2000, gross profit increased 23.1 percent or $2.1 million to $11.2 million from $9.1 million for the six-month period ended March 31, 1999. Gross profits as a percentage of sales increased to
63.7 percent from 63.1 percent for the six-month period ended March 31, 2000. The increase resulted from lower amortized software costs and an inventory adjustment.

Gross margins as a percentage of sales are expected to decrease as the Company's lower margin products business becomes a larger portion of the total sales mix.

Selling, General, and Administrative Expenses

For the six-month period ended March 31, 2000, selling, general, and administrative (SG&A) expenses decreased 7.5 percent to $6.2 million from $6.7 million for the six-month period ended March 31, 1999. This decrease was primarily due to the reductions in sales and marketing expenses.

Research and Development

For the six-month period ended March 31, 2000, Research and Development (R&D) expenses decreased 13.3 percent to $2.6 million from $3 million for the six-month period ended March 31, 1999. This decrease resulted from the reduction in staff and reductions in amortized expenses. Capitalized software development expenses for the six-month period ended March 31, 2000 decreased 64.3 percent to $0.5 million compared to $1.4 million for the same period in 1999.

Capitalized Software Development Costs

During the six-month period ended March 31, 2000, VMIC had two categories of capitalized software products under development as follows:


Software Product Category | Capitalized  |  Write-Down | Balance of Capitalized
================================================================================
IOWorks (PC-Based Control)    $287,485     $217,400            $70,085
--------------------------------------- -------------------------------------
Board Drivers*                $169,268      $86,519            $82,749
--------------------------------------- -------------------------------------
*Includes software drivers for products such as CPUs, communications/networks, and I/O products.

The Company elected, after a study of historical and forecasted sales of certain software modules, to write-off some modules and expense future development of some products.

Earnings Per Share
Net income (excluding $3,098,287 income tax benefit arising from a reduction of the deferred tax asset valuation allowance) was $1,332,905 for the six months ended March 31, 2000 compared to a net loss of $701,194 for the six months ended March 31, 1999. Earnings (excluding $3,098,287 income tax benefit arising from a reduction of the deferred tax asset valuation allowance) per common share
(diluted) were $0.29 for the six months ended March 31, 2000 compared to a net loss of $0.16 for the quarter and six months ended March 31, 1999.

Net income (including $3,098,287 income tax benefit arising from a reduction of the deferred tax asset valuation allowance) was $4,431,192 for the six months ended March 31, 2000 compared to a net loss of $701,194 for the six months ended March 31, 1999. Earnings (including $3,098,287 income tax benefit arising from a reduction of the deferred tax asset valuation allowance) per common share (diluted), were $0.96 for the six months ended March 31, 2000 compared to a net loss of $0.16 for the quarter and six months ended March 31, 1999.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Sales

Revenues for the second quarter ended March 31, 2000 were $9.3 million, a 38.8 percent increase from revenues of $6.7 million for the quarter ended March 31, 1999.

International sales for the second quarter increased 85.7 percent to $2.6 million compared to $1.4 million for the quarter ended March 31, 1999. Domestic sales for the second quarter increased 28.8 percent to $6.7 million compared to $5.2 million for the quarter ended March 31, 1999. Systems sales increased 66.7 percent to $2.5 million for the second quarter compared to $1.5 million for the quarter ended March 31, 1999. Systems sales include the sale of a mixture of products involving input/output hardware and software typically preconfigured to customers' specifications. Our investment in PC-based control software has been instrumental in expanding our I/O systems business into the industrial automation market arena.

Sales were generated primarily from four product areas involving input/output, communications/networking, SBCs, and software. Sales for input/output products increased 28.1 percent to $4.1 million for the second quarter compared to $3.2 million for the same period in 1999. Sales for communications/network products increased 38.1 percent to $2.9 million for the second quarter compared to $2.1 million for the same period in 1999. The sales increase for communications/network products was primarily due to the success of our new Fibre Channel product line. Sales for SBCs increased 58.3 percent to $1.9 million for the second quarter compared to $1.2 million for the same period in 1999.

Sales for software increased 73.3 percent to $298 thousand for the second quarter compared to $172 thousand for the same period in 1999.

Sales increases were generated because of new products, our focus on new markets, OEM accounts, and generally better business conditions.

Gross Profits

For the three-month period ended March 31, 2000, gross profits increased 40.5 percent or $1.7 million to $5.9 million from $4.2 million for the three-month period ended March 31, 1999. The increase was generated because of increases in revenues.

The Company's gross margin increased to 63.6 percent for the second quarter from
63.1 percent in the quarter ended March 31, 1999. The increase was primarily the result of decreased software amortization costs and an inventory adjustment.

Gross margins as a percentage of sales are expected to decrease as the Company's lower margin products business becomes a larger portion of the total sales mix.

Selling, General, and Administrative Expenses

For the three-month period ended March 31, 2000, selling, general, and administrative (SG&A) expenses increased 6.4 percent to $ 3.3 million from $3.1 million for the three-month period ended March 31, 1999.

SG&A for the second quarter decreased as a percentage of revenues to 35.2 percent from 46.8 percent for the quarter ended March 31, 1999.

Research and Development Expenses

For the three-month period ended March 31, 2000, Research and Development expenses (R&D) decreased 13.3 percent to $1.3 million from $1.5 million for the three-month period ended March 31, 1999.

R&D expenses decreased to 13.8 percent of sales for the second quarter from 22.0 percent of sales for the quarter ended March 31, 1999.

Capitalized Software Development Costs

During the three-month period ended March 31, 2000, VMIC had two categories of capitalized software products under development as follows:


--------------------------------------------------------------------------------
Software  Product  Category   Capitalized   Write-Down  Balance  of  Capitalized
--------------------------------------------------------------------------------
IOWorks      (PC-Based       Control)      $135,534      $203,150      ($67,616)
--------------------------------------------------------------------------------
Board            Drivers*            $69,850            $62,383           $7,467
--------------------------------------------------------------------------------
*Includes software drivers for products such as CPUs, communications/networks, and I/O products.

The write-downs for capitalized software were taken because of recent studies that indicated historical sales and forecasted sales were insufficient to continue capitalization of certain software modules. Accordingly, the Company elected to write-down the capitalized value of some software modules, and discontinue the R&D capitalization of several software modules.

Income Taxes

Income taxes for the three and six month periods ended March 31, 2000 were a net benefit of $2.5 million. Provision for taxes was $0.6 million offset by a $3.1 million valuation benefit resulting from the previous year's loss carry forward. Income tax benefits for the three and six month periods ended March 31, 1999 were $0.2 million and $0.3 million respectively.

Earnings Per Share

Net income (excluding a valuation allowance of $3,098,287) was $757,198 for the quarter ended March 31, 2000 compared to a net loss of $410,043 for the quarter ended March 31, 1999. Earnings (excluding $3,098,287 valuation allowance) per common share (diluted) were $0.16 for the quarter ended March 31, 2000 compared to a net loss of $0.09 for the quarter ended March 31, 1999.

Net income (including a $3,098,287 valuation allowance) was $3,584,552 for the quarter ended March 31, 2000 compared to a net loss of $410,043 for the quarter ended March 31, 1999. Earnings (including a $3,098,287 valuation allowance) per common share (diluted), were $0.78 for the quarter ended March 31, 2000 compared to a net loss of $0.09 for the quarter ended March 31, 1999.

Liquidity and Capital Resources

Historically, VMIC's cash flow from operations and available credit facilities has provided adequate liquidity and working capital to fully fund VMIC's operational needs. As of March 31, 2000, VMIC's variable line of credit for working capital was $8.0 million, of which $3.5 million was used. The Company's cash flow was sufficiently positive during the second quarter to reduce our borrowings on our working line of credit from $4.1 million to $3.5 million. During the second quarter, we renewed our $8 million working line of credit and negotiated a $2 million open, unused line of credit (as of March 31, 2000) for capital equipment procurements. The variable line of credit expires March 31, 2001.

The lines of credit require the Company to maintain certain loan covenants and, as of March 31, 2000, the Company was either in compliance with such covenants or had obtained waivers.

Working capital was $3.0 million at March 31, 2000 and $0.6 million at September 30, 1999. Included in working capital are cash and cash equivalents of $1.0 million at March 31, 2000 compared to $0.6 million at September 30, 1999. Total working capital increased as a result of the profit experienced for the six months ended March 31, 2000 and changes in operating assets and liabilities. Current liabilities were $10.2 million at March 31, 2000 compared to $9.9 million at September 30, 1999. Operating activities for the six-month period ended March 31, 2000 provided $1.8 million of cash. Cash used for investing activities was $0.9 million for the six months ended March 31, 2000, of which $0.8 million was used for capital expenditures. Cash used for financing activities was $0.4 million for the six months ended March 31, 2000.

Inventory turnover for the six months ended March 31, 2000 was approximately 170 days compared to approximately 182 days for the same period in 1999. This decrease is attributable to higher sales and improved inventory management. Accounts receivable from customers were outstanding on average approximately 50 days for the six months ended March 31, 2000 compared to approximately 56 days for the same period in 1999.

VMIC believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance its current operations and capital expenditures for the next 12 months. However, management is examining several options to raise additional working capital.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

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

Some of the Company's new hardware products will be sold at lower profit margins, and the Company requires significant market acceptance of these products to meet the growth objectives of the Company. While there has been significant customer interest in these new products, Reflective Memory, Fibre Channel, and PC-based products generated a significant percentage of the Company's revenues in 1999. There can be no assurance that these new products will be successful to the extent necessary to meet VMIC's growth objectives. If these new products are not successful, the Company's operating results and financial condition could be materially adversely affected.

The Company has increased its debt level and working capital requirements.

Traditionally, the Company has utilized long-term liabilities as a major financing source. Long-term debt of the Company rose from $200,000 in 1986 to approximately $6.3 million as of March 31, 2000. The Company's utilization of long-term debt is somewhat higher than the average company in this industry A primary reason for the increase in long-term debt was the need for the Company to manage its growth. The Company believes its current revenue level will be sufficient to service its long-term debt. However, if the revenues and profits of the Company substantially decrease, it will be more difficult for the Company to service its long-term debt, meet its current obligations, and continue with its current business plan. As of March 31, 2000 the Company had sufficient current assets to liquidate all of its current liabilities.

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

The Company is dependent upon the success of its recently developed IOWorks software to increase the sales of I/O system products. The Company has also made significant investments in embedded PC board products and communications products such as Reflective Memory and Fibre Channel to substantially increase revenue growth. Embedded PC boards products and communications products typically yield smaller margins than the Company's traditional product mix and the Company's profits could therefore erode in the future.

In addition, the Company has experienced reduced net cash flows, attributable to substantial software development, inventory expansion, building expansion, purchased technologies associated with PC SBCs, the Company's expanded use of internal products for software development, and fluctuations in the Company's operating results. Moreover, because of the Company's high level of current fixed expenses and working capital requirements, and because the Company believes it should continue its current business strategy of expending substantial resources on research and development, VMIC may experience a negative cash flow position in the future.

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

There is no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. There is no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, the computer industry is characterized by frequent litigation regarding patent and other intellectual property rights, and litigation has been, and may in the future be necessary to enforce the Company's trade secrets or to defend against claims of patent infringement. While VMIC believes that its proprietary rights do not infringe upon the proprietary rights of others, third parties may assert infringement claims against the Company in the future and such assertion could cause the Company to enter into a license agreement or royalty arrangement with the party asserting the claim. The Company may also be required to indemnify its customers for claims made against them. Responding to and defending any such claims, developing noninfringing intellectual property or acquiring licenses could have a material adverse affect on the Company's business, financial condition or results of operations.

The Company may not be able to adequately finance its continued growth

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

If software sales are not sufficient to amortize the capitalized costs over the five-year period, the Company is required to expense those capitalized costs. In 1999, the Company recorded a $5.3 million write-down of certain software development costs and purchased product and software costs.

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

Sales to two major customers accounted for approximately 12.7 percent of VMIC's sales in 1999 and 9.6 percent of VMIC's sales during 2000. If either or both of these customers discontinued purchasing products from the Company, the Company's operating results and financial condition could be materially adversely affected. In addition, in fiscal year 1999, approximately 31 percent of the Company's sales were derived directly or indirectly from various agencies of the
U. S. Department of Defense. Although the percentage of the Company's sales derived from governmental contracts has decreased from a high of 75 percent in 1986, the Company expects that the government will continue to be a significant source of sales. It is possible that changes in national policy or other factors could result in reduced defense spending which could materially adversely affect the operating results and financial condition of the Company.

Lack of a Public Market and Certain Transfer Restrictions.

There presently exists no public market for the shares of the Company's stock, nor is there any likelihood of one developing in the near future. A holder of the Company's Common Stock may not be able to liquidate his or her position when liquidity is needed and may be required to retain the securities indefinitely.

Control by Existing Shareholders.

Carroll E. Williams and Mary W. Williams own 36 percent of the Company's Common Stock. Together, all of the current officers and directors of the Company (including Carroll E. Williams and Mary W. Williams) own a substantial majority of its Common Stock. Consequently, these individuals, and particularly Carroll
E. Williams and Mary W. Williams, will control virtually all aspects of the Company's business by virtue of their ability to nominate and elect the Board of Directors and officers of the Company. As directors and officers of the Company, they will, subject to their fiduciary duties, be entitled to develop and implement the Company's course of business. Neither the Company's Articles of Incorporation nor its Bylaws permit cumulative voting. Consequently, the remaining shareholders will not be entitled to elect a representative to the Company's Board of Directors.

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

The Company's success will depend in large part on the continued services of its key management, and technical personnel. The loss of the services of one or more of the Company's key employees or the inability to hire additional key personnel as needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in attracting and retaining needed personnel. While the Company is currently experiencing relatively low rates of turnover for skilled employees; there can be no assurance that these rates of turnover will not increase in the future. The inability of the Company to hire, train, and retain a sufficient number of qualified employees could impair the Company's ability to compete in its markets resulting in a material adverse effect on the Company's business, financial condition and results of operations.


The VMIC logo is a registered trademark of VMIC. Intel is a registered trademark of Intel Corporation. CompactPCI is a registered trademark of PCI Industrial Computer Manufacturer's Group. Other registered trademarks are the property of their respective owners.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On Saturday, February 19, 2000, the annual meeting of the Company's stockholders was held at the Radisson Hotel, 6000 Memorial Parkway, S.W., Huntsville, Alabama 35802. Proxies were solicited on behalf of the Board of Directors of VMIC, Inc. and cast by Carroll E. Williams, and Mary W. Williams. Matters put to vote and acted upon were the proposal to elect the Board of Directors and the proposal to ratify the appointment of PricewaterhouseCoopers, L.L.P. as the Company's independent auditors for the current fiscal year.

All directors were elected for a term of one year and will serve until the next annual meeting. Directors elected were as follows:

                                               For              Withheld
Carroll E. Williams                            2,788,189        1,809,702
Mary W. Williams                               2,788,189        1,809,702
Arthur Faulkner                                2,788,189        1,809,702
Alfred F. Casteleyn                            2,788,189        1,809,702
Ernest Potter                                  2,788,189        1,809,702
R. Gary Saliba                                 2,788,189        1,809,702
Jim Caudle, Sr.                                2,788,189        1,809,702


PricewaterhouseCoopers,   L.L.P.   was  ratified  to  serve  as  the   Company's
independent auditors for the fiscal year ending September, 30, 2000. Voting for ratification were 2,837,300 shares 1,760,591 shares abstained.

Signatures

Management Representation

The accompanying Balance Sheets at March 31, 2000, and September 30, 1999 as well as the Statements of Income, Statements of Changes in Stockholders' Equity, and Statements of Cash Flows for the three months March 31, 2000 and September 30, 1999 have been prepared in accordance with instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.

May 12, 2000
                                   By: Gordon Hubbert
Date
                                       Gordon Hubbert
                                       Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2000                        By: Carroll E. Williams

Date                                     Carroll E. Williams
                                         President and Chief
                                         Executive Officer