Form 10-Q
period 2000-06-30
VMIC INC
filed 2000-08-14
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                        (X) QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                          COMMON STOCK, $.10 PAR VALUE
                 4,635,030 shares outstanding on June 30, 2000

                                   FORM 10-Q
                                   VMIC, Inc.

             QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2000




                                      INDEX


                                                                          Page

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets as of June 30, 2000 (Unaudited)
          and September 30, 1999..............................................1

          Statements of Operation for the Nine Months Ended
          June 30, 2000 and June 30, 1999 (Unaudited).........................3

          Statements of Cash Flows for the Nine Months Ended June 30, 2000
          and June 30, 1999  (Unaudited)......................................4

          Notes to Condensed Financial Statements (Unaudited).................5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........19

Part II.  OTHER INFORMATION

          Signatures.........................................................27

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                   VMIC, Inc.
                            Condensed Balance Sheets


                                                                                           June 30,          September 30,
                                                                                             2000                 1999

                                     ASSETS                                              (Unaudited)

Current assets:

   Cash and cash equivalents                                                       $            329,564        $   582,883

   Accounts receivable (includes allowance for doubtful accounts of

      $286,381 and $250,381 at June 30, 2000 and September 30, 1999)
                                                                                              6,276,896          5,080,529

   Inventories                                                                                7,571,539          4,658,243
   Prepaid expenses                                                                              13,008            110,483
   Deferred income taxes                                                                        992,758                  0
   Income tax receivable                                                                          5,238            106,553
                                                                                   --------------------  -----------------


           Total current assets                                                              15,189,003         10,538,691
Property, plant, and equipment, net                                                           8,036,802          8,165,822
Purchased product and software costs, net                                                       595,934            728,630
Software development costs, net                                                               1,119,386            836,363
Deferred income taxes                                                                         2,105,509                  0
                                                                                   --------------------  -----------------


                                                                                     $       27,046,634     $    20,269,506
                                                                                    ===================  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Accounts payable                                                                $          2,571,222   $      1,977,284
   Current portion of notes and mortgages                                                     5,056,790          5,753,110
   Accrued liabilities                                                                        3,091,892          2,201,069
                                                                                   --------------------  -----------------

          Total current liabilities                                                          10,719,904          9,931,463

Notes and mortgages less current portion above                                                6,813,980          6,447,808
                                                                                   --------------------  -----------------



           Total liabilities                                                                 17,533,884         16,379,271
                                                                                    --------------------  -----------------



Stockholders'  equity:

   Common stock, par value $.10 (10,000,000 shares authorized;  4,635,030 and 4,580,016 shares issued and outstanding at June 30, 2000
      and September 30, 1999, respectively)                                                     463,503            458,002
   Additional paid-in capital                                                                 7,090,775          6,810,314
   Retained earnings (accumulated deficit)                                                    1,958,472        (3,378,081)
                                                                                   --------------------  -----------------

           Total stockholders' equity                                                         9,512,750          3,890,235
                                                                                    --------------------  -----------------


                                                                                    $        27,046,634     $    20,269,506
                                                                                    ===================  ==================


See notes to condensed financial statements.



                                   VMIC, Inc.
                       Condensed Statements of Operations

(Unaudited)                                                                   Three months ended

                                                                           June 30,             June 30,
                                                                            2000                 1999
Sales:
Hardware sales                                                      $     9,749,791     $     5,889,997
Software sales                                                              196,661             225,528
                                                                -------------------   ------------------
        Total sales                                                       9,946,452           6,115,525
                                                                -------------------   ------------------

Cost and expenses:
   Cost of products sold                                                  3,738,975            2,367,541
   Research and development expense                                       1,320,596            1,251,995
   Selling, general, and administrative expense                           3,324,509            2,706,774
                                                                -------------------   ------------------
                                                                          8,384,080            6,326,310
                                                                 ------------------   ------------------

           Operating income (loss)                                         1,562,372           (210,785)

Other expense                                                              (230,960)           (205,441)
                                                                 -------------------   -----------------

           Income (loss) before income taxes                               1,331,412           (416,226)


Provision (benefit) for income taxes                                        426,050            (112,381)
                                                                 -------------------   -----------------

           Net income (loss)                                        $       905,362   $        (303,845)
                                                                  ------------------   ------------------


Net income (loss) per common and common equivalent share:
   Basic                                                                       $0.20             $(0.07)
                                                                   ===================   =================
   Diluted                                                                     $0.20             $(0.07)
                                                                   ===================   =================


Weighted average common and common equivalent shares outstanding:

      Basic                                                                 4,627,025           4,549,591
                                                                  ===================   =================
      Diluted                                                              4,638,299            4,549,591
                                                                  ===================   =================



See notes to condensed financial statements.



                                                             2



                                   VMIC, Inc.
                       Condensed Statements of Operations

(Unaudited)                                                                Nine months ended

                                                                        June 30,             June 30,
                                                                          2000                 1999

Sales:
Hardware sales                                                     $     26,856,075    $     19,894,646
Software sales                                                              695,124             597,674
                                                                -------------------   -----------------

        Total sales                                                      27,551,199           20,492,320
                                                                -------------------   ------------------



Cost and expenses:
   Cost of products sold                                                 10,123,263            7,680,178
   Research and development expense                                       3,886,283            4,299,620
   Selling, general, and administrative expense                           9,552,927            9,371,628
                                                                -------------------   ------------------


                                                                         23,562,473           23,351,426
                                                                -------------------   ------------------

           Operating income (loss)                                        3,988,726            (859,106)



Other expense                                                             (697,130)           (517,658)
                                                                -------------------   -----------------



           Income (loss) before income taxes                              3,291,596          (1,376,764)



Benefit for income taxes                                                 (2,044,958)           (371,730)
                                                                  -------------------   ------------------

           Net income (loss)                                      $       5,336,554  $       (1,005,034)
                                                                  ===================   ==================



Net (loss) income per common and common equivalent share:

   Basic                                                                       $1.16              $(0.22)
                                                                   ===================   =================
   Diluted                                                                     $1.15              $(0.22)
                                                                   ===================   =================


Weighted average common and common equivalent
   shares outstanding:
      Basic                                                                4,613,290           4,529,263
                                                                   ===================   =================
      Diluted                                                              4,626,861           4,529,263
                                                                   ===================   =================



See notes to condensed financial statements.


                                   VMIC, Inc.
                       Condensed Statements of Cash Flows


                                                                                   Nine months ended

                                                                                 June 30,         June 30,
                                                                                   2000             1999
Cash flows from operating activities:

   Net income (loss)                                                         $    5,336,554  $   (1,005,034)

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

         Depreciation and amortization                                            2,223,866         2,247,451
         Provision for losses on accounts receivable                                 36,000            24,000
         Stock issued in lieu of cash compensation                                   29,813           115,280
         Gain on disposal of property and equipment                                       0          (39,957)
         Change in operating assets and liabilities:
           Accounts receivable                                                   (1,232,366)          394,945
           Inventories                                                           (2,913,297)        (953,508)
           Prepaid expenses                                                           97,475           88,604
           Income tax receivable                                                     101,315          467,218
           Income tax payable                                                      1,053,309                0
           Deferred income tax                                                   (3,098,267)                0
           Accounts payable                                                          543,655        (521,224)
           Accrued liabilities                                                     (872,857)        (600,006)
                                                                             ---------------  ----------------
                 Total adjustments                                               (4,031,354)        1,222,803
                                                                             ---------------  ----------------
                 Net cash provided by operating activities                         1,305,200          217,769
                                                                             ---------------  ----------------



Cash flows from investing activities:

   Capital expenditures                                                         (1,364,105)      (1,383,448)
   Software development costs and purchased product and software costs            (150,328)      (2,364,734)
   Proceeds from dispositions of property, plant,

     and equipment                                                                        0           39,957
                                                                             ---------------  ----------------
                 Net cash used in investing activities                           (1,514,433)     (3,708,225)
                                                                             ---------------  ----------------



Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                       2,042,662        2,827,270
   Principal payments on long-term debt                                         (2,372,710)                0
   Proceeds from issuance of common stock                                           285,962          161,092
                                                                             ---------------  ----------------
                 Net cash (used in) provided by financing activities                (44,086)       2,988,362
                                                                             ---------------  ----------------

Net decrease in cash and cash equivalents                                        (253,319)         (502,094)
Cash and cash equivalents, beginning of period                                     582,883           527,972
                                                                           ---------------  ----------------

Cash and cash equivalents, end of period                                   $       329,564       $    25,878
                                                                           ===============  ================



See notes to condensed financial statements.


                                   VMIC, Inc.
                     Notes to Condensed Financial Statements

1.       Basis of Presentation
       The accompanying unaudited condensed financial statements of VMIC, Inc. (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed financial statements as of and for the interim period ended June 30, 2000 should be read in conjunction with the Company's financial statements as of and for the year ended September 30, 1999 included in the Company's Form-10K filed January 13, 2000. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. The September 30, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.     Stock Options
       The Company granted 19,900 options to purchase shares of common stock on varying dates throughout the quarter to employees under the Employee Stock Option Plan, at the market price as of the effective date. Also options to purchase 6,850 shares of common stock were exercised during the quarter.

                                   VMIC, Inc.

               Notes to Condensed Financial Statements (Continued)


 3.  Earnings Per Share




Earnings Per Share:
A summary of the calculation of basic and diluted earnings per share is as follows:

                                                       Income (Loss)           Shares         Per-Share
                                                        (Numerator)        (Denominator)        Amount
                                                    --------------------  ----------------  --------------
   Three months ended
   June 30, 2000
Basic EPS:

   Income available to common stockholders                  $    905,362         4,627,025      $     0.20
Effect of dilutive securities:
   Stock options                                                                    11,274

Diluted EPS                                                $    905,362          4,638,299      $     0.20
                                                    -------------------  ----------------- ---------------
         Three months ended
           June 30, 1999


Basic EPS:

   Loss available to common stockholders                  $    (303,845)         4,549,591     $    (0.07)
Effect of dilutive securities:
   Stock options                                                                         0

Diluted EPS                                              $    (303,845)          4,549,591     $    (0.07)


                                                       Income (Loss)           Shares         Per-Share
                                                        (Numerator)        (Denominator)        Amount
                                                    --------------------  ----------------  --------------

   Nine months ended
   June 30, 2000
Basic EPS:
   Income available to common stockholders                $    5,336,554         4,613,290      $     1.16
Effect of dilutive securities:
   Stock options                                                                    13,571

Diluted EPS                                              $    5,336,554          4,626,861      $     1.15
                                                    -------------------  ----------------- ---------------
         Nine months ended
           June 30, 1999

Basic EPS:
   Loss available to common stockholders                $    (1,005,034)         4,529,263     $    (0.22)
Effect of dilutive securities:
   Stock options                                                                         0

Diluted EPS                                            $    (1,005,034)          4,529,263     $    (0.22)


4.  Inventories

     At June 30, 2000 and September 30, 1999, inventories consist of the following:





                                          June 30,           September 30,
                                            2000                  1999
                                    ---------------------  ------------------


Raw Materials                              $    4,231,119     $    2,511,460
Work in Process                                 2,520,262          1,232,573
Finished Goods                                  1,455,373          1,549,425
                                    --------------------- ------------------

                                                8,206,754          5,293,458

Less Reserve for Inventory
Obsolescence                                    (635,215)          (635,215)
                                    --------------------- ------------------


                                          $    7,571,539      $    4,658,243
                                    ===================== ==================


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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the three and nine months ended June 30, 2000 and 1999 are summarized as follows:

                                             Three Months Ended                    Nine Months Ended

                                          June 30,           June 30,                June 30,        June 30,
                                            2000               1999                   2000             1999
                                  -------------------   ---------------- ---------------------  --------------
Total Sales:

         U.S.                          $    7,639,959    $    4,953,108       $    21,159,250  $    15,819,265
         International                      2,306,511         1,162,418             6,391,949        4,673,055

                                       $    9,946,470    $    6,115,526       $    27,551,199  $    20,492,320
                                  ===================  ================  ==================== ================
Gross Profit:

         U.S.                          $    4,991,683    $    3,245,114       $    13,877,263  $    10,360,320
         International                      1,215,794           502,870             3,550,673        2,451,822

                                       $    6,207,477    $    3,747,984       $    17,427,936  $    12,812,142
                                  ===================  ================  ==================== ================


The Company's identifiable assets as of December 31, 1999 and 1998 relate to the U.S. Segment only.


                                       7

6.       Recently Issued Accounting Pronouncements

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



7.       Income Taxes

     The benefit for income taxes for the nine months ended June 30, 2000 consists of the following:

     Income tax expense                                $       1,053,331
     Reversal of valuation allowance                         (3,098,289)
                                                       -----------------
                                                       $     (2,044,958)
                                                       =================


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


     Except for historical information contained herein, this quarterly report contains forward-looking statements as defined in Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties are discussed in more detail in the following Management's Discussion and Analysis of Financial Condition and Results of Operations section and the Quantitative and Qualitative Disclosures About Market Risk section of this quarterly report. These forward-looking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "Believes," "Anticipates," "Expects," "Plans," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals, or strategies are forward-looking statements.

     The forward-looking statements included in this quarterly report are also subject to a number of risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, prices, and other risk factors listed in the Company's Form 10-K for the year ended September 30, 1999 and this quarterly report. These forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those expressed or implied by these forward-looking statements.

     Overview

     VMIC is a supplier of standard bus boards, software, and systems products which are used in applications involving markets such as telecommunications, Fibre Channel storage area networks (SANs), medical, industrial automation, test and measurement, and defense. VMIC supplies a variety of products to all of these markets; however, the Company's focus is high-volume OEM applications involving the PC single-board computers
     (SBCs) and communications/networking products. VMIC has recently entered the SAN market and the computer networking industry with Fibre Channel products that are also used throughout these markets. SAN and computer networking have wide applications throughout the computer industry.


     The Company has focused its attention on two key product revenue areas that are experiencing high growth:


     *  Embedded Intel(R) central processing units or CPUs


     * Communications/networking products, such as Fibre Channel, SCSI, gigabit Ethernet, and Reflective Memory networks


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


     The Company's objective is to become a leading supplier of standard bus board-level products and software to the embedded computer with a focus on high volume OEM applications. Embedded computers are different from general-purpose computers in that embedded computers are designed to perform repetitive tasks, whereas other computers are more flexible in their use and applications. Embedded computer products are used throughout markets such as telecommunications, SAN, defense, medical, industrial automation, and test and measurement. The Company differentiates itself in these markets through a feature-rich hardware product line and supporting software that obviates the need for customers to invest in VMIC product-specific software development.


     VMIC, headquartered in Huntsville, Alabama, is a 14-year-old company with 215 employees, and operates from more than 76,000 square feet in four buildings on a campus of ten acres.


     Management's Discussions and Analysis of Financial Conditions and Results of Operation


     Revenues were $9,946,452 for the quarter and $27,551,199 for the nine months Ended June 30, 2000 compared to $6,115,525 for the quarter and $20,492,320 for the nine months ended June 30, 1999, for increases of 62.6 percent and 34.4 percent, respectively. Gross profits for the quarter and nine months ended June 30, 2000 were $6,207,477 and $17,427,936 compared to $3,747,984 and $12,812,142 for the quarter and nine months ended June 30, 1999, for increases of 65.6 percent and 36 percent, respectively.


     Net income was $905,362 and $5,336,554 for the quarter and nine months ended June 30, 2000 compared to a net loss of ($303,845) and ($1,005,034) for the quarter and nine months ended June 30, 1999. Earnings per common share (diluted) were $0.20 and $1.15 for the quarter and nine months ended June 30, 2000 compared net losses of ($0.07) and ($0.22) for the quarter and nine months ended June 30, 1999.


     International sales for the third quarter increased 98.4 percent to $2,306,511 million compared to $1,162,418 million for the quarter ended June 30, 1999.


     Domestic sales for the third quarter increased 54.2 percent to $7,639,959 million compared to $4,953,108 million for the quarter ended June 30, 1999. Systems sales decreased 15.8 percent to $1,040,995 million for the third quarter compared to $1,236,061 million for the quarter ended June 20, 1999. Systems sales include the sale of a mixture of products involving input/output hardware and software typically preconfigured to customers' specifications. Our investment in PC-based control software has been instrumental in expanding our I/O systems business into the industrial automation market arena.


     The Company began shipments for the Applique'+V4 program, which involves the production of single-board computers (SBCs) designed to meet the military's digital battlefield requirements with applications involving situational awareness, command and control, weapons targeting, as well as tactical and operational applications. Litton Systems, Data Systems Division, recently awarded VMIC a $2.8 million contract to use its Intel Pentium(R) II processor-based CompactPCI SBCs in Litton's Applique'+ V4 computer system. A second source contract has also been awarded to VMIC for a similar product which could also generate equivalent revenues over the same time frame.

     VMIC announced eight new products during the quarter. Of these products, four were new SBC products. Of the four new SBCs two are based on the 850 MHz Pentium III for VMEbus and two are CompactPCI Pentium IIIs based on Intel's embedded module. VMIC was recently selected by Intel to be a leader account for a new 815e PC chipset which allows VMIC to begin early development of leading PC technology sooner than its competition. VMIC engineers identified this chipset as a good solution for embedded computers. VMIC's embedded SBCs designed with this chipset will have processor speed of 1 GHz and higher. We believe VMIC's position as a leader account has provided VMIC with strategic advantage in the development of embedded computers based on the 815e chipset. We also released Fibre Channel software drivers for Solaris and Windows NT(R), and announced support for Microsoft(R) Windows(R) 2000. We recently announced an enhanced, user friendlier version of our PC-based control software package (IOWorks(R)) for industrial automation. This new version, coupled with VMIC's CPU, VME I/O, and IOMax(TM) distributed I/O products, has been selected by Logan Aluminum for a major automation upgrade to their Russellville, Kentucky plant.


     VMIC achieved four design wins in the quarter ended June 30, 2000. "The Company characterizes a design win as a project estimated to produce $500,000 or more in revenue per year when in production. Of the four design wins, two are expected to produce over $500,000 annually and two are expected to produce over $1 million or more in revenue per year once in full production," explained Mr. Williams. Of these four design wins, three involves data acquisition and control and one involves SBCs in turbine control and training.


     Design wins ramp into production volume over time intervals which range from 3 to 9 months after the win occurs. A variety of risks can affect these programs before the start of production, such as schedule delays, changes in customer markets, and customer product sales volumes.


     LSI Logic Corporation and VMIC have entered into an agreement that allows VMIC to become a beta test site for LSI Logic's Fibre Channel and SCSI chips and software. The agreement provides VMIC with licensed technology to enable VMIC to develop state-of-the-art Fibre Channel and SCSI board-level products, firmware, and software with advance information from LSI Logic. The agreement provides LSI Logic access to VMIC Fibre Channel and SCSI technical data, firmware, and software.


     VMIC is in the process of immediate release of several new board-level products based upon LSI Logic Fibre Channel and SCSI chips supported by a robust suite of software drivers.


     The Company's new relationship with LSI Logic is critical to the continued implementation of our strategy of moving to large vertical markets with advanced products and technology.

     The Company's gross margin for the third quarter increased to 62.4 percent from 61.3 percent in the quarter ended June 30, 1999. This increase was primarily the result of decreased software amortization costs and selected price increases on lower volume products and reduced costs of some products.


     R&D expenses for the third quarter  decreased to 13.3 percent of sales from
     20.5 percent of sales for the quarter ended June 30,1999. SG&A decreased as a percentage of revenue to 33.4 percent from 44.3 percent for the quarter ended June 30, 1999. Operating income as a percentage of revenue for the third quarter was 13.4 percent compared to an operating loss of 6.8 percent for the quarter ended June 30, 1999.


     The Company's cash flow was sufficiently positive during the third quarter to reduce our borrowings on our working line of credit from $3.5 million to $3.0 million.


     Inventory for the third quarter increased 61.7 percent to $7.6 million compared to $4.7 million for the year ended September 30, 1999. Inventory increased primarily because of increased requests from customers for quicker deliveries, new hardware products focused on SBCs and increased backlog creating demands for increasing shipments.


     Stockholder equity increased 143.6 percent from $3.9 million as of September 30, 1999 to $9.5 million as of June 30, 2000.


     We are pleased with this quarter's performance, the performance year-to-date and expect the benefits from recent new business awards and our continued cost containment program to provide strong support for achieving our financial goals for fiscal year 2000.


                              Results of Operations


     (Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999.)


     Sales

     For the nine-month period ended June 30, 2000, sales increased 34.6 percent to $27.6 million compared to $20.5 million for the nine-month period ended June 30, 1999. Sales were generated primarily from four product areas involving input/output, communications/networking, SBCs, and software. Sales for input/output products increased 17.5 percent to $12.1 million for the nine-month period ended June 30, 2000 compared to $10.3 million for the same period in 1999. Sales for communications/network products increased
     27.0 percent to $8.0 million for the nine-month period ended June 30, 2000 compared to $6.3 million for the same period ended in 1999. The increase in sales for communications/network products was primarily from growth in Reflective Memory and Fibre Channel product lines. Sales for SBCs increased
     109.1 percent to $6.9 million for the nine-month period ended June 30, 2000 compared to $3.3 million for the same period in 1999. The increase in sales was generated as a result of shipments associated with new design wins in telecommunications, medical, defense, and industrial automation.

     Sales for software increased 16.2 percent to $695 thousand for the nine-month period ended June 30, 2000 compared to $598 thousand for the same period in 1999. This increase in sales was generated because of increased shipments of PC-based control software coupled with higher shipments of other software modules associated with other product lines.


     Gross Profits

     For the nine-month period ended June 30, 2000, gross profit increased 35.9 percent or $4.6 million to $17.4 million from $12.8 million for the nine-month period ended June 30, 1999. Gross profits as a percentage of sales increased to 63.3 percent from 62.5 percent for the nine-month period ended June 30, 2000.


     The increase resulted from lower amortized software costs selected price increases on lower volume niche products and improvements in parts costs.


     Gross margins as a percentage of sales are expected to decrease as the Company's lower margin products business becomes a larger portion of the total sales mix.


     Selling, General, and Administrative Expenses

     For the nine-month period ended June 30, 2000, selling, general, and administrative (SG&A) expenses increased 2.1 percent to $9.6 million from $9.4 million for the nine-month period ended June 30, 1999.


     Research and Development

     For the nine-month period ended June 30, 2000, Research and Development (R&D) expenses decreased 9.3 percent to $3.9 million from $4.3 million for the nine-month period ended June 30, 1999. This decrease resulted from the reduction in staff and reductions in amortized expenses to align resources to the companies new market focus. Capitalized software development expenses for the nine-month period ended June 30, 2000 decreased 65 percent to $0.7 million compared to $2.0 million for the same period in 1999.

     Capitalized Software Development Costs


     During the nine-month period ended June 30, 2000, VMIC had two categories of capitalized software products under development as follows:


     Software Product Category | Capitalized  |  Expensed

     ====================================================

     IOWorks (PC-Based Control)    $16,078     $130,078

     -------------------------------------------------------------------

     Board Drivers*                $24,875     $95,247

     -------------------------------------------------------------------

     *Includes     software    drivers    for    products    such    as    CPUs,
     communications/networks, and I/O products.


     The Company is continuing the capitalization of some software modules; however, the majority of our investments in software products are expensed. Special custom software developed for production testing of products is capitalized and amortized over its useful life.


     Earnings Per Share

     Net income per common shares was $1.16 for the nine months ended June 30, 2000 compared to a net loss of ($0.22) for the nine months ended June 30, 1999. Earnings per common share (diluted) was $1.15 for the nine months ended June 30, 2000 compared to a net loss of ($0.22) for the quarter and nine months ended June 30, 1999.


     Three  Months  Ended June 30, 2000  Compared to Three Months Ended June 30,
     1999


     Sales

     Revenues for the third  quarter  ended June 30, 2000 were $9.9  million,  a
     62.3 percent increase from revenues of $6.1 million for the quarter ended June 30, 1999.


     International sales for the third quarter increased 91.7 percent to $2.3 million compared to $1.2 million for the quarter ended June 30, 1999. Domestic sales for the third quarter increased 52.0 percent to $7.6 million compared to $5.0 million for the quarter ended June 30, 1999. Systems sales decreased 16.7 percent to $1.0 million for the third quarter compared to $1.2 million for the quarter ended June 30, 1999. Systems sales include the sale of a mixture of products involving input/output hardware and software typically preconfigured to customers' specifications. Our investment in PC-based control software has been instrumental in expanding our I/O systems business into the industrial automation market arena.


     Sales  were  generated   primarily   from  four  product  areas   involving
     input/output, communications/networking, SBCs, and software. Sales for input/output products increased 32.3 percent to $4.1 million for the third quarter compared to $3.1 million for the same period in 1999. Sales for communications/network products increased 47.1 percent to $2.5 million for the third quarter compared to $1.7 million for the same period in 1999. The sales increase for communications/network products was primarily due to increased sales of Reflective Memory and Fibre Channel products. Sales for SBCs increased 181.8 percent to $3.1 million for the third quarter compared to $1.1 million for the same period in 1999.


     Sales for software decreased 12.8 percent to $197 thousand for the third quarter compared to $226 thousand for the same period in 1999. Software sales decreased because of lower shipments of PC-based control software and other software modules.


     Sales increases were generated because of new products, our focus on new markets, OEM accounts, and generally better business conditions.


     Gross Profits

     For the  three-month  period ended June 30, 2000,  gross profits  increased
     67.6 percent or $2.5 million to $6.2 million from $3.7 million for the three-month period ended June 30, 1999. The increase was generated because of increases in revenues.


     The Company's gross margin increased to 62.4 percent for the third quarter from 61.3 percent in the quarter ended June 30, 1999. The increase was primarily the result of decreased software amortization costs, selected price increases on lower volume products, and improved parts costs.


     Gross margins as a percentage of sales are expected to decrease as the Company's lower margin products business becomes a larger portion of the total sales mix.


     Selling, General, and Administrative Expenses

     For the three-month period ended June 30, 2000, selling, general, and administrative (SG&A) expenses increased 22.2 percent to $3.3 million from $2.7 million for the three-month period ended June 30, 1999.


     SG&A for the third quarter decreased as a percentage of revenues to 33.4 percent from 44.3 percent for the quarter ended June 31, 1999.


     Research and Development Expenses

     For the three-month period ended June 30, 2000, Research and Development expenses (R&D) increased 8.3 percent to $1.3 million from $1.2 million for the three-month period ended June 30, 1999.


     R&D expenses  decreased to 13.3 percent of sales for the third quarter from
     20.5 percent of sales for the quarter ended June 30, 1999.

     Capitalized Software Development Costs

     During the three-month period ended June 30, 2000, VMIC had two categories of capitalized software products under development as follows:

     -------------------------------------------------------------------

     Software Product Category  |  Capitalized  |  Expensed

     -------------------------------------------------------------------

     IOWorks (PC-Based Control)   $119,722          $70,085

     -------------------------------------------------------------------

     Board Drivers*               $39,888           $24,499

     -------------------------------------------------------------------

     *Includes     software    drivers    for    products    such    as    CPUs,
     communications/networks, and I/O products.


     The Company is continuing to capitalize the development of some software products on a very limited basis. Most software product development is now expensed. Custom software developed for production testing of products is capitalized and amortized over its useful life.


     Income Taxes

     The  Company  is  accruing  income  taxes  at the rate of 32  percent.  The
     statuatory   tax  rate  is  34  percent   less  credits  for  research  and
     development.


     Earnings Per Share

     Net income per common share was $0.20 for the three months ended June 30, 2000 compared to a net loss of ($0.07) for the three months ended June 30, 1999. Net income per common share (diluted) was $0.20 for the quarter ended June 30, 2000 compared to a net loss of ($0.07) for the quarter ended June 30, 1999.

     Liquidity and Capital Resources

     Historically, VMIC's cash flow from operations and available credit facilities has provided adequate liquidity and working capital to fully fund VMIC's operational needs. As of June 30, 2000, VMIC's variable line of credit for working capital was $8.0 million, of which $3 million was used. The Company's cash flow was sufficiently positive during the second quarter to reduce our borrowings on our working line of credit from $3.5 million to $3.0 million.


     The lines of credit require the Company to maintain certain loan covenants and, as of June 30, 2000, the Company was in compliance with such covenants.


     Working capital was $4.5 million at June 30, 2000 and $0.6 million at September 30, 1999. Included in working capital are cash and cash equivalents of $0.3 million at June 30, 2000 compared to $0.6 million at September 30, 1999. Total working capital increased as a result of the profit experienced for the nine months ended June 30, 2000 and changes in operating assets and liabilities. Current liabilities were $10.7 million at June 30, 2000 compared to $9.9 million at September 30, 1999. Operating activities for the nine-month period ended June 30, 2000 provided $1.3 million of cash. Cash used for investing activities was $1.5 million for the nine months ended June 30, 2000, of which $1.4 million was used for capital expenditures. Cash used for financing activities was $0.04 million for the nine months ended June 30, 2000.


     Inventory turnover for the nine months ended June 30, 2000 was approximately 202 days compared to approximately 212 days for the same period in 1999. This decrease is attributable to higher sales and improved inventory management. Accounts receivable from customers were outstanding on average approximately 52 days for the nine months ended June 30, 2000 compared to approximately 52 days for the same period in 1999.


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


     Traditionally, the Company has utilized long-term liabilities as a major financing source. Long-term debt of the Company rose from $200,000 in 1986 to approximately $6.8 million as of June 30, 2000. The Company's utilization of long-term debt is somewhat higher than the average company in this industry A primary reason for the increase in long-term debt was the need for the Company to manage its growth. The Company believes its current revenue level will be sufficient to service its long-term debt. However, if the revenues and profits of the Company substantially decrease, it will be more difficult for the Company to service its long-term debt, meet its current obligations, and continue with its current business plan. As of June 30, 2000 the Company had sufficient current assets to liquidate all of its current liabilities.


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


     IOWorks and the VMIC logo are registered trademarks of VMIC. Intel and Pentium are registered trademarks of Intel Corporation. Microsoft, Windows, and Windows NT are registered trademarks of Microsoft Corporation. CompactPCI is a registered trademark of PCI Industrial Computer Manufacturer's Group. Other registered trademarks are the property of their respective owners.

     Signatures


     Management Representation


     The accompanying Balance Sheets at June 30, 2000, and September 30, 1999 as well as the Statements of Income, Statements of Changes in Stockholders' Equity, and Statements of Cash Flows for the nine months June 30, 2000 and June 30, 1999 have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.




     August 12, 2000          By: Gordon Hubbert

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




     August 12, 2000        By: Carroll E. Williams

    Date                        Carroll E. Williams
                                President and Chief
                                Executive Officer