Form 10-K
period 2000-09-30
VMIC INC
filed 2000-12-29
CIK 797932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED SEPTEMBER 30, 2000.

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        TRANSITION PERIOD FROM ___TO___.


                         Commission File Number 0-25309

                                   VMIC, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                           63-0917261
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)             Identification no.)

                                  --------------
             12090 S. Memorial Parkway Huntsville Alabama 35803-3308
                                 (256) 880-0444

     (Address, including zip code and telephone number of principal offices)

                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

                    Title of each class Name of each exchange

                                    None None


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 30, 2000, there were 4,668,403 shares outstanding of VMIC Common Stock, $.10 par value. The aggregate value of the voting stock held by non-affiliates of the registrant was approximately $43,182,728 based on the price of such stock with respect to a sale transaction at $9.25 per share for 400 shares on October 19, 2000 assuming that all shares beneficially held by officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of VMIC's definitive Proxy Statement furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on February 18 2001 are incorporated by reference with respect to Part III of Form 10-K.


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

                                     PART I

ITEM 1.  BUSINESS

General

         VMIC (the Company) is a supplier of standard bus boards, software, and systems products that are used in applications involving markets such as telecommunications, medical, industrial automation, test and measurement, and defense. VMIC also offers products for the storage area network (SAN) market and the computer clustering/networking industry. SAN and computer clustering/ networking have wide applications throughout the computer industry.

         The Company offers primarily three product lines which consist of:

              o  Embedded  Intel(R)  central  processing  units or  CPUs/SBCs
              o Communications/networking products, such as Fibre Channel, SCSI, gigabit Ethernet, and Reflective Memory networks
              o Data Acquisition and Control or Input/Output Boards and Systems

         Of these three product lines, we see the highest growth in SBCs and communications/networking products. The Company's historical niche markets, which generate high margins, are primarily in flight simulation and training, defense, power plant monitoring, and power plant simulation and training which primarily utilize the Company's data acquisition and control products.

         VMIC specializes in open architecture, nonproprietary, standard computer buses, such as VMEbus, PCI bus, CompactPCI(R) (CPCI), and PMC. In addition, the Company has expanded its product lines to include DIN Rail mount applications. These open architecture solutions are supported by companies such as Motorola, Intel, Hewlett-Packard, Sun, Microsoft, Dell, Compaq, and other leaders in the industry. The Company manufactures its own products to enable it to meet its customers' demands for high quality, responsiveness, reliability, and low cost, while reducing time-to-market and life cycle costs. The Company's manufacturing facility supports medium-volume, high-mix production and high-volume production using state-of-the-art equipment. The Company markets its products in more than 60 countries through a direct sales staff and a network of manufacturers' representatives, international distributors, and remote offices in Texas, the Carolinas, and Paris, France.

         The Company's products are used in:

          o Communications and networking of computer and computer storage systems
          o   Wireless bus stations
          o   Telecom call servers
          o   Telecom firewalls
          o   Telecom test equipment
          o   High-availability fiber-optic switching
          o   Voice recognition systems
          o   Medical testing machines
          o   Telephone switching
          o   Digital television signal routing
          o   Rolling mills for steel and aluminum
          o   Textile machines
          o   Munitions  testing
          o   Engine  propulsion  systems
          o   Automotive manufacturing machines
          o   Aircraft wheel testing systems
          o   Robotic arm control systems, and other applications

         The Company's SBC product line is based upon Intel architecture and includes a broad line of VME and CPCI-based computer boards and software. We recently have expanded the product line to include small DIN rail computer boxes. This is a high-growth product line and has recently contributed to substantial contract awards and revenue growth.

         VMIC's communications/networking products include Reflective Memory Networks, Fibre Channel, and gigabit Ethernet. The Company's historical focus in this product area has been Reflective Memory Networks, which are proprietary high-performance fiber-optic communication products designed for applications which require low latency and deterministic operations. The Company has expanded its focus to include industry standard communications/network products such as Fibre Channel, SCSI, and gigabit Ethernet. The Company's focus for Fibre Channel is primarily the embedded computer industry while most larger competitors are focused on the server market.

         The Company also offers a broad range of I/O products based upon open architecture buses such as PCI, CPCI, VME and DIN rail mount. This family of I/O products includes data acquisition and control boards and system-level products.

         The Company plans to continue to market its products in markets such as data acquisition and control, defense, test and measurement, industrial automation, medical, and other markets; however, we expect substantial growth in the telecom/datacom market. The Company has recently won significant contracts in telecommunications/datacom, defense, medical, and the SAN markets. Orders, backlog, sales, and profits are increasing, establishing new records of performance.

         While the total telecommunications and communications (datacom) markets are very large, the product areas in which VMIC is focused are estimated to have annual sales between $8 and $10 billion dollars. The Company believes that each of these markets offers unique opportunities in that the demands of each market are changing. The market's demand for high-speed communications/networking and high-performance embedded PC computers focused on open architecture bus standards and leading software operating systems such as Linux, Windows NT(R)/2000, Solaris, VxWorks, and others present significant opportunities for the Company.


         VMIC is focused on the development, sales, and marketing of products designed for original equipment manufacturers (OEMs) applications. OEMs provide the Company a source of revenue growth generated from replicated sales of high volumes of single products, which are key elements in customers' products. The Company is focusing on hardware and software products based on Intel processor-based embedded computers and communications/networking products and PC-based controllers utilizing our SBCs and software for OEM applications.

         The Company's strategic vision is to offer standard bus boards, software, and systems to high-growth markets with a focus on PC SBCs and communications/networks. Our strategy in the SBC market is to offer leading-edge PC computer technology for standard products and attract high-volume OEM business through mass customization for key accounts. The Company has recently added to its customer list companies such as Litton Data, Nuspeed/Cisco, Paravant, Lucent, Battelle/Cytyc, and others. The strategy for growth in communications/networking is to focus on the Fibre Channel/SCSI, high-speed gigabit Ethernet, and Reflective Memory product lines. Our focus for these product lines is in the embedded computer market and the broader server markets. The Company has recently won design-ins and contracts in the SAN and computer clustering markets with companies such as Nuspeed/CISCO, QUALCOMM, Lucent, Concurrent, and others, and our products are seriously being considered by other leading companies.

         To effect the strategy, the Company has (1) invested in developing a line of communications/networking products based on Fibre Channel, gigabit Ethernet, SCSI, and enhancements of Reflective Memory Networks (RM), (2) invested in a comprehensive line of embedded PC Intel processor-based computer boards and joined Intel's third-party board vendor (TPBV) program, (3) invested in PC-based control software and controller products for industrial automation to expand the SBC revenue base into industrial automation, (4) established an extensive worldwide network of distributors and sales representatives, (5) implemented a sales approach wherein VMIC acts as an extension of the customers' R&D organization for mass customization OEM opportunities, (6) penetrated the SAN industry with an extensive line of Fibre Channel, gigabit Ethernet, and SCSI products, (7) focused on increasing intellectual property, including patents and close strategic partnerships for key markets and product lines, (8) leveraged and expanded our state-of-the-art manufacturing capacity, (9) focused our investments and marketing primarily on communications/networks and embedded PC SBCs, (10) expanded software investments to support the Company's standard bus board and systems product line, and (11) executed agreements with leaders in the industry for Fibre Channel, gigabit Ethernet, and SCSI technology, and (12) executed an agreement with a leading industrial automation company to expand VMIC's products into industrial automation with a focus on OEM opportunities. This agreement includes co-marketing and new product development sharing, as well as cross product marketing. The Company has also increased partnerships with market leaders in high-growth large markets and suppliers for hardware, firmware, and software technology to develop new products and enhance existing products for these markets.

         Management believes that it is successfully transitioning the Company from a niche market and niche product company to a company highly focused on large vertical markets with products designed for OEM applications. The Company has recently experienced four consecutive quarters of substantially improved operating margins and profitability with substantial increases in backlog and operating efficiencies. In addition, the Company's book-to-bill ratio for the twelve-month period ending September 30, 2000 has been greater than 1.0 for sixteen consecutive months.

         The Company's objective is to become a leading supplier of standard bus board-level products and software to the embedded computer and telecom/datacom markets with a focus on high-volume OEM applications. The embedded computers are different from general-purpose computers in that embedded computers are designed to perform repetitive tasks, whereas other computers are more flexible in their use and applications. Embedded computer products are used throughout markets, such as telecommunications, defense, medical, industrial automation, and test and measurement. The Company differentiates itself in these markets through a feature-rich hardware product line and supporting software that decreases the need for customers to invest in product development and support. We also focus on market segments that enable us to grow at reasonable rates and at attractive margins.

         The Company believes that its expertise in the embedded computer market will provide the catalyst for the Company's success in the high-growth communications/networking market with expanded and unique Fibre Channel, gigabit Ethernet, new Reflective Memory, and SCSI products, in addition to SAN-enabled PC SBCs. Interest in the Company's SBC product line has recently increased because of the our experience and focus on the communications/networking market. The Company has recently signed contracts with LSI and QLogic to enhance their product lines with state-of-the-art Fibre Channel hardware and software.

         The Company is experiencing significant growth in its Intel processor-based SBC product lines with design-ins and contracts in telecommunications, medical, industrial automation, and defense. We are also experiencing significant interest in the mass customization SBC market where potential customers are showing significant interest in SBCs designed with on-board Fibre Channel and/or gigabit Ethernet networks. We recently expanded our SBC product lines to include DIN rail mount, very small PC boxes highly focused on the industrial automation market. We recently received approval from GE Fanuc to offer a PLC alternative for its 90/70 product line based upon our SBC and PC-based controller software.

         Throughout the year ending September 30, 2000, VMIC has won over 26 design-ins throughout markets such as telecom/datacom, defense, industrial automation, medical, and SAN. The Company characterizes a design win as a project estimated to produce $500,000 or more in revenue per year when in production. Although these projects ramp into production volume over time intervals which range from 3 to 9 months after the award, a variety of risks can affect these programs before the start of production, such as schedule delays, changes in customer markets, and customer product sales volumes.

         VMIC, headquartered in Huntsville, Alabama, is a 15-year-old company with 230 employees, and operates from more than 76,000 square feet of production, research and development, and administrative space.

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

         Standard bus solutions include such buses as VME, CPCI, PMC, PCI, and others. Standard buses are nonproprietary, which means that the bus technology is available to any company and product designer. Currently, the primary standard bus used in PCs and computer workstations is PCI. Most leading industrial computer manufacturers include PCI buses in their machines for enhanced computer connectivity. CPCI is an embedded computer version of PCI. CPCI capitalizes on the combination of the Eurocard form factor, already popularized by VME, and the PCI bus characteristics. The wide acceptance of the PCI bus in the desktop market has created an abundance of inexpensive components. CPCI has certain advantages in applications that require fast transfers of large amounts of data.

         CPCI architecture is preferred for high-performance applications with moderate I/O requirements that utilize less than eight slots. VME, because of its superior bus arbitration and distributed interrupt handling characteristics, is preferred for larger applications where processes and I/O are partitioned across as many as 20 boards in the backplane.

         The telecommunications market recently adopted CPCI as its architecture of choice for telephone switching, speech recognition, and Internet applications. Other markets such as defense, medical, and industrial automation are also beginning to utilize this technology. The telecommunications market is now configuring dual-redundant systems and is demanding PC CPCI-based computers, high-speed communications, and higher reliability. The telecommunications market is outsourcing designs and sourcing embedded computers as technology within the market changes more rapidly.

         The SAN market is a broad market involving the simultaneous networking and interconnecting of storage devices such as discs, tapes, and computers utilizing fiber optics and very high gigabit transfer rates. Fibre Channel is the technology of choice and gigabit Ethernet has a significant growing interest and a wide range of companies have entered the market with a vast array of products that support the configuration of a wide variety of expandable systems designed for high reliability using high-speed data transfers based on a cost-effective scalable architecture. Gigabit Ethernet and Fibre Channel also have applications in computer clustering and computer-to-computer communications/networking. Fibre Channel is a scalable solution and has become an industry standard supported by such companies as Hewlett-Packard, Seagate, Sun, IBM, Compaq, and others. Fibre Channel and gigabit Ethernet are now the choice for computer clustering, storage interfacing, and networking.

         The server industry leaders such as Compaq, Dell, Sun, Motorola, Hewlett-Packard, and others have selected the CPCI architecture as the platform of choice for internet server farms where multiple processors and/or high reliability is required. The market is moving towards SBCs based on Intel architecture where customers are requiring the integration of communication/network functions such as Fibre Channel and/or gigabit Ethernet with the processor board.

         Data acquisition refers to the process of collecting what is commonly referred to as real-world phenomena information such as light, pressure, temperature, humidity, force, and flow. A data acquisition system (which is comprised of a collection of measuring instruments, a computer, and control devices) is used to collect, document, and analyze that information. Real-world information, commonly represented by analog signals, originates from sensors or transducers. The data acquisition system accepts these signals produced by sensors and transducers and converts them into a format that the computer can understand. Data acquisition and control also involves the collection of digital input data that originates from switches, relays, lights, and other on/off signals. In addition, computer-controlled digital outputs may be used to turn on or off lights, relays, switches, valves, conveyor belts, or on/off functions.

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

         The industrial manufacturing sector is currently the largest end-user of data acquisition products. The Company believes that strong trends exist in multiple markets for equipment based on open standards and standard PC platforms. The industry is focused on technology leaders such as Intel and Microsoft, and standard buses. Designs based on this technology ensure the availability of enhanced equipment and software migration paths that preserve the customers' investment in technology. The performance of PC technology has now improved to the point where many applications that historically required custom or special equipment can now use PC technology and embedded standard bus products.

         The industrial automation market is experiencing a shift to standards based on PC technology and open bus architectures. According to an independent market study, the PC-based control hardware and software segment will likely demonstrate the strongest growth. The study also indicates that users are considering their control systems software to be the value-added element in such systems. The market trend is shifting from proprietary programmable logic controllers (PLCs) to more general-purpose computers such as industrial PCs and embedded  computers.  This  market  study  complements  the study by  Automation
Research Corporation (ARC) that indicates PC-based logic control software (SoftLogic) within a standard computer environment can perform the exact same functions as conventional hardware-based proprietary PLCs. The ability to upgrade the hardware while preserving the customer's software investment is a key benefit of PC control.

                            Business Strategy

         Historically, the Company's focus was primarily defense, test and measurement, nuclear power plant monitoring, and simulation and training. The Company's revenues, investments, and marketing were primarily associated with data acquisition and control board-level and systems-level products and supporting niche products. These products served the Company well by providing high margins. However, these markets were not large enough to sustain desired growth.

         The Company is transitioning to markets with potential high-volume growth by investing in new technology and products associated high growth, larger markets such as telecommunications and communications/networking. Simultaneously with focusing on different markets, the Company is also experiencing significant success in its legacy markets, such as defense, with new Intel processor-based single-board computers based on the CPCI architecture. The transitioning has included a new focus on OEM applications within legacy markets, as well as new markets such as medical and telecom/datacom.

         The trend in the embedded computer industry is to outsource the design and manufacturing of standards-based products to fewer and fewer suppliers. VMIC's strategy is to continue to offer a wide range of products to fill customers' requirements in dealing with fewer suppliers. The Company's objective is to be a leading supplier of board-level, systems-level, and software products to the embedded computer industry for telecommunications, industrial automation, test and measurement, medical devices, and defense applications.

         The focus product lines are:

              o embedded Intel processor-based PC computers for VMEbus, CPCI, rail applications
              o expanded communications/networking products for the embedded industry and for the broader server computer market
              o  OEM products for industrial automation based upon PC control

         The key elements of the Company's strategy to achieve this objective are:

                  Leverage the Company's Pentium(R) Computer Expertise. The Company has the broadest line of Intel processor-based Pentium single-board computers in the embedded computer industry. Because of VMIC's close alliance with Intel, Microsoft, Red Hat Inc., Serverworks, and other leading PC vendors, and the Company's investment in leading technology, customers are now selecting VMIC for custom-designed and standard products for potential high-volume applications. The product line focus is for VMEbus and CPCI and DIN rail applications.

                  Expand Fibre Channel/SCSI, Reflective Memory, and Gigabit Ethernet Product Lines. The Company has expanded its communications/networking product line to include a family of Fibre Channel SCSI and gigabit Ethernet host bus adapters, which support computer clustering and networking of computers and storage devices at high-speed gigabit data rates. Fibre Channel, SCSI, and gigabit Ethernet are industry standards adopted by most leading computer companies. We are enhancing our Reflective Memory network products to substantially increase their performance and reduce recurring costs. Host bus adapters convert the electronic signals of a computer to a high-speed gigabit data stream for efficient communications with other computers or storage devices such as tapes and disks. The Company's extensive background with its Fibre Channel-based Reflective Memory products, hub technology, and host adapters used for computer networking should facilitate the Company's growth into broader markets such as telecommunications/datacom and SANs.

                  Continue the Growth of Data Acquisition and Control or Input/Output (I/O) Business. The Company's I/O product line has been primarily based on VMEbus. This product line has been expanded to include CPCI and a low-cost busless DIN rail mount I/O product line. The strategy is to focus on OEM applications of I/O products such that the PC-based control software can be used as a catalyst to sell I/O products such as boards and I/O systems. The Company's plan is to transition its revenue base in I/O to an OEM focus rather than a project focus. The Company is continuing to establish a worldwide distribution network that is highly focused on the industrial automation market while continuing the sale of other products through existing sales reps and distributors. The Company diverted most of its investments from I/O to SBC and communications/networking over the previous two years as part of its strategy of re-inventing the Company to increase growth rates and profits while decreasing the number of niche products. The Company has no plans to exit this product line as revenues from this market segment still generate substantial profits for the Company. The Company is examining I/O product acquisitions and licensed products to enhance the product line in areas of significant growth potential. The DIN rail I/O product line was recently licensed from a leader of industrial automation. This licensing arrangement allows the Company to enjoy high margins similar to products developed within the Company.

                  Remove Low-Volume Products from Production. The Company is aggressively removing lower volume niche products from its product lines as higher volume sales of SBCs and communications/network products provide the necessary growth for the Company. The Company has implemented an EOL program to minimize potential problems for customers who use such products. Generally, the Company will manufacture EOL and products or products targeted for EOL for special customer needs at a significant production cost premium to facilitate customer transitions to higher volume VMIC products, or to competitor products where the Company has decided to terminate the lower volume products.

                  Expand International Markets. The Company has a substantial presence in the international market where it sells products in more than 60 foreign countries through its line of international distributors. The Company's strategy is to continue to grow its international presence by expanding into more countries while it continues to grow its business through existing distributors. In 1998, the Company opened an office in Paris, France in response to customer requests for VMIC to introduce a presence in Europe beyond its distributor network personnel. The Company has changed its international distribution strategy to support multiple distributors in most countries, whereas historically we have executed exclusive contracts with one distribution organization in each country. The Company has also aggressively replaced distributors and, where necessary, added additional distributors to improve geographic coverage. We recently added several new distributors in Germany, Scandinavia, Korea, Russia, China, and France. Our business in Japan, Germany, Israel, and Italy has significantly improved. We have also recently executed OEM agreements with SMS DEMAG in Germany and ALSTOM in France and England.

                  Continue Investments in Engineering and Product Development. The Company expects to continue its relatively high levels of developing innovative new products and enhancing and redesigning its existing products to reduce costs and increase functionality. However, as a percentage of sales, we expect R&D to be in the range of 10 percent, whereas historically the ratio has been much higher. The Company is continuing its focus on new products that may provide more substantial growth opportunities in more vertical markets. The R&D strategy has recently changed to focus more on major targeted opportunities that offer the potential for high-volume replicated sales and opportunities that match our mass customization model. The Company's investments in new products are primarily modifications and/or enhancements to existing products where customers and VMIC are co-developing the specifications of products designed to meet customer requirements for potential high-volume repeat business. In addition, the Company's focus for new product investments is primarily focused on communications/networking, Intel processor-based PC single-board computers, and OEM applications involving the Company's PC-based control software coupled with our new DIN rail CPUs as well as our PC-based controller products.

         The Company has recently changed its strategy in the industrial automation market to focus on OEM markets involving higher volume replicated sales of single-board computers and CPU DIN rail, very small boxes utilizing the Company's PC-based control software product. These new products are now receiving serious interest from a leading company in the industrial automation market.

                                    Products

         The Company's product lines can be partitioned into three primary product lines as described in this section. The primary product lines are (1) Intel processor-based embedded single-board computers, (2)
communications/networks, and (3) data acquisition and control (I/O) and supporting software.

         Single-Board PC Computers and Peripherals. The Company has significant recognition in the embedded market with its VMEbus and CPCI Intel processor-based CPU products. This product line has contributed significantly to our recent success in transitioning the Company to an OEM focus in larger more vertical markets. The product line is highly focused on Intel(R) Pentium processors that have been used to build one of the largest lines of SBCs in the industry. The Company has an excellent relationship with Intel's embedded computer group where we are involved with receiving advanced data and information for the development of new products based upon Intel's new technology. We are an approved Intel "third-party board vendor" (TPBV). The product line supports a wide variety of operating systems such as DOS, Windows(R), Windows NT(R), LynxOS, Windows CE, Linux, VxWorks, and QNX. We have recently partnered with Red Hat, Inc., a leading developer and provider of open source operating system solutions, to resell Red Hat Linux 6.2 Deluxe Edition for Intel (x86) platforms. The Red Hat Linux 6.2 Deluxe Edition includes operating system software, documentation, and support from Red Hat. The Company also manufactures an array of compatible boards such as floppy and hard drive modules and complementary PMC products such as video, Fibre Channel, Reflective Memory, gigabit Ethernet, SCSI, and sound. PMC is an industry-standard mezzanine board that can be plugged into a site on the SBC. VMIC manufactures fully functional PC/AT single-board computers, which support off-the-shelf PC/AT software and enable the user to completely configure an embedded PC/AT computer system. The Company's single-board computer products (CPCI, VME, and DIN) are fully supported by the Company's component software (IOWorks(R)). See "Component Software (IOWorks)" below.

         Communications/Network Products. The Company's communications product line consists of three primary product categories. Our primary focus is associated with new and enhanced Reflective Memory networks, Fibre Channel, gigabit Ethernet, and high-performance SCSI. Other communications product lines are primarily legacy products. The primary product categories are:

              1. Fibre Channel. Fibre Channel, a highly reliable, high-speed interconnect technology, that allows concurrent communications among workstations, mainframes, servers, data storage systems, and other peripherals using common storage and network protocols. Installations range from small postproduction systems on Fibre Channel loops to very large computer-aided design, or CAD, systems linking thousands of users into a switched Fibre Channel network.
                  Fibre Channel is ideal for the following applications:

                  o   Internet/Intranet
                  o   High-performance storage
                  o   Large databases and data warehouses
                  o   Storage backup systems and recovery
                  o   Server clusters
                  o   Network-based storage
                  o   High-performance workgroups
                  o   Campus backbones
                  o   Distance learning
                  o   Digital audio/video networks
                  o   Medical imaging/telemedicine
                  o   Embedded military sensor, processing, and displays
                  o   Industrial control systems

                  VMIC's Reflective Memory (Rtnet(TM)) product line utilizes Fibre Channel technology to achieve deterministic operations beyond Fibre Channel. While many of the existing Fibre Channel companies are highly focused on PCI bus solutions, VMIC's strategy is to offer a more complete product line for most industry-standard open architectures, such as PCI, CPCI, PMC, VME, and future advanced architectures, such as Infiniband and PCI-X, an enhanced version of PCI which is the leading architecture used by most leading computer companies today such as Sun, IBM, Compaq, Dell, Hewlett-Packard, Gateway, and others. Infiniband is the Company's next-generation computer architecture on the drawing board for future development. In addition, VMIC has significant software experience to differentiate this product line. The Company is also focusing on combination communications features on the same board to take advantage of the slot limitations associated with the PCI bus-based server market.

                  VMic's host bus adapter (hba) fibre channel product line is based on state-of-the-art technology. This product line includes open architecture solutions based on several industry-standard bus structures, such as pci bus, cpci, and PMC/VME.

                  The Company has recently released for production several new HBAs, boards for PCI, and PMC. The Company has also released three new SAN-compatible single-board computers for VME and CPCI. These products couple the PMC HBA boards with the Company's single-board computers to offer customers fully integrated and tested Fibre Channel single-board computers. The Company has recently released a combination board featuring Fibre Channel and SCSI on the same board. In addition, we have released SCSI-based boards for embedded applications.

              2. Gigabit Ethernet. The Company has recently expanded its network products to include gigabit Ethernet boards based on new Intel communications technology. Our first product is focused on the embedded computer industry for high-speed communications between and among computers using either copper or fiber optics. Gigabit Ethernet technology is now moving into the SAN market as well as the broader server communications market.

              3.  Reflective  Memory  Networks.   VMIC's  Reflective  Memory
                  Network products offer real-time networking for applications where guaranteed delivery of data at precise times or time intervals are primary requirements. The Company's Reflective Memory allows customers to configure extremely high-performance networks. The product line supports networking of most computer systems offered by Silicon Graphics, Harris, IBM, Intergraph, Hewlett-Packard, Motorola, Gateway, DELL, and many others that are designed to support standard buses. Reflective Memory has applications for networking the same or dissimilar computer systems in a high-performance, fiber-optic, or cable network. One of the most significant benefits of Reflective Memory is that software is not required for its operation. However, the Company offers industry-compatible networking software compliant to internationally recognized standards such as TCP/IP, which is typically used with other types of networks.

The Company's legacy products within the communications sector includes:

              1. General-purpose serial I/O products. The Company's general-purpose serial I/O products support a wide variety of connectivity options associated with peripherals, intelligent sensors, dials, and indicators.

              2. Serial I/O communication products for defense and aerospace. The Company's serial I/O communication products are used in a wide variety of military and space applications including aircraft, missiles, ground support equipment, and avionics buses, which are used in commercial applications.

              3. Bus repeater products. The Company's bus repeater products provide customers a means of expanding the capacity of a system so that I/O boards may be used or added to the system without the high cost of using a CPU for each chassis, which may require I/O boards. The Company's bus repeater products include more than six products that support the configuration of large I/O systems and the remoting of I/O boards from the CPU via fiber optics.

         General-Purpose I/O Products. The Company offers a wide range of I/O products including VMEbus, CPCI, PCI, and DIN rail I/O. The I/O product line includes more than 90 I/O boards and supporting software drivers based upon a broad line of operating systems such as VxWorks, QNX, Windows, Linux, and Windows NT. The Company has recently privately labeled a complete low-cost DIN rail mount I/O product line from a leading industrial automation supplier. The product line consists of over 35 I/O modules and communication/networks blocks such as Ethernet, Profibus and DeviceNet, which are the leading host computer networks for the industrial automation market. Profit margins for these products are in line with similar products developed by the Company. The I/O products are used to perform such tasks as monitoring temperature, fluid flow, motion, resistance, strain, revolutions, and reporting the states of many different conditions such as the closed/open status valves or the on/off status of switches.

         Component Software (IOWorks). The Company's IOWorks software product line is an extensive family of PC software components. Some of the components are used to facilitate the sales of key board-level product lines such as SBCs and I/O while others are designed to support the configuration and implementation of complete I/O systems. Some of the components provide a comprehensive set of tools used to create data acquisition and control system and to interconnect the large number of legacy control products commonly found in industrial plants today. Several of the IOWorks can be used to implement complete plant-wide control, or can be used in conjunction with existing control systems to augment or supplement those existing systems. The IOWorks component architecture provides a seamless, cohesive, easy-to-use environment and flexibility for users to pick and choose components for the application or VMIC product of interest or users interested in configuring complete systems may select an entire suite of components to suit their needs.

         A variety of IOWorks components can be configured to form a comprehensive development and control environment for PC-compatible computers running Microsoft's Windows NT operating system. Control systems run under Windows NT and VxWorks. Windows NT is used for less demanding applications, whereas VxWorks is used for critical high-performance deterministic applications. A complete set of IOWorks component software executes on the PC to read temperatures, pressures, motor shaft positions, and other data from the plant and then controls such machines as conveyors, packaging equipment, and extruders. IOWorks components are based on open standards such as IEC 61131-3 and Microsoft technologies. IEC 61131-3 is an internationally recognized software specification that defines and standardizes programming of control and monitoring systems. IOWorks adherence to these open standards allows integration with other standard off-the-shelf Windows NT-compatible software products.

         IOWorks component software functions with various third-party boards and platforms, as well as VMIC's hardware products. The software is designed for hardware independence and software OS independence at the system control level. IOWorks supports open architecture and open systems solutions, ensuring that the customer's investments will be compatible with future programming environments.

         I/O Systems Products. The Company offers a wide range of systems for the embedded computer market. A system is a combination of board-level products, coupled with backplanes (interconnecting boards), power modules, mechanical packaging, and software. Systems products are configured by the Company to customer specifications and are delivered to the customer as an integrated product. The Company typically does not provide any custom software or hardware products for such sales. Systems products are generally sold to OEMs, systems integrators, or end-users who install the equipment, develop software, and add third-party products to customize such systems for specific applications.

         We offer a wide range of I/O systems based on a wide variety of hardware and software products that have wide applications in the industrial automation and test and measurement markets.

         The Company has expanded its I/O systems product line to include CPCI, PCI, and DIN rail I/O. These systems are based on the IOWorks software product line and significantly expand the Company's offering of system-level products to the industrial automation market and test and measurement market.

         Special Products. The Company develops, manufactures, and markets a variety of special products that are modified versions of the Company's standard products. The Company has recently focused more of its resources on several potential contracts associated with such opportunities. This market is typically referred to as the "mass customization market" where customers work with the Company to make modifications to existing products, or the Company uses an existing product as a baseline to develop a new product customized to meet specific customer requirements. These opportunities typically have long design cycles ranging from three months to nine months before the Company recognizes any significant revenue from these relationships. The Company is experiencing significant success in this area of its business in markets such as defense, telecommunications, medical, and industrial automation. The Company typically avoids such special products unless the business relationship involves significant revenue and volume opportunities. The Company may either share development expenses for such products, or completely underwrite the development. The Company typically negotiates the complete ownership in all rights to such products. Some contracts in the future may involve a guarantee of a fixed period of production by VMIC after which the product rights could pass to the customer. For the twelve month period ending September 30, 2000, the Company has maintained complete ownership of all such products.

         The development and sale of these special products provides the Company a significant advantage over its competition because the products have been tailored to specific customer requirements, which makes it difficult for the competition to offer the same product at a lower price. VMIC believes that customers that require such products will be unlikely to contract with multiple suppliers because of the high cost of the initial efforts associated with the design, qualification, and testing of such products. The Company lists such customers as Lucent, Litton Data Systems, Paravant, and others as "mass customization" accounts.

Customers

         The Company offers a broad range of embedded computer solutions to customers in a wide variety of industries. The customer base includes end-users, systems integrators, value-added resellers, and distributors.

         The Company has active customers worldwide. These customers include major OEMs, systems integrators, value-added resellers, and educational/research organizations, many of whom are Fortune 500 companies. For the year ended September 30, 2000, 55 customers accounted for approximately 70 percent of the Company's sales. However, no single customer represented greater than 7.9 percent of the Company's sales. The following table includes the Company's representative customers and end-users by market:

                                    Representative Customers and End-Users by Market
TELECOMMUNICATIONS              COMPUTER MANUFACTURERS  AEROSPACE                  RESEARCH
ALACATEL                        CONCURRENT COMPUTER CORPAEROSPATIALE               ARGONNE NATIONAL LABS
ATT                             CRAY RESEARCH           ALENIA                     AT&T BELL LABS
DIVICOM                         DIGITAL EQUIPMENT CORP. ANSALDO                    AT&T TECHNOLOGIES
EMS                             ELECTRONIC ASSOCIATES   BENDIX FIELD ENGINEERING   BECHTEL-NEVADA
LUCENT                          HARRIS CORPORATION      BF GOODRICH                BELL TELEPHONE LABS
MOTOROLA                        HEWLETT-PACKARD         BOEING AEROSPACE CO.       BROOKHAVEN NATIONAL LABS
NORTEL                          IBM                     BRITISH AEROSPACE          DUKE UNIVERSITY
SED                             MOTOROLA                CASA                       FERMILAB
                                                        DASSAULT                   GANIL
                                                        DEBIS SYSTEM HAUS          HARRY DIAMOND LAB
INDUSTRIAL AUTOMATION           AUTOMOTIVE              DELTA AIRLINES             HARVARD UNIVERSITY
3M COMPANY                      APPLIED AUTOMATION      DORNIER                    JOHN HOPKINS UNIVERSITY
AGFA                            CHRYSLER                FORD AEROSPACE             LOS ALAMOS NATIONAL LABS
AVX CORPORATION                 COM                     GENERAL DYNAMICS           MICHIGAN STATE UNIVERSITY
BETHLEHEM STEEL                 FORD MOTOR COMPANY      GOODYEAR AEROSPACE         MIT
CANON                           GENERAL MOTORS/EDS      GRUMMAN AEROSPACE CORP.    RENSSELAER POLYTECHNIC
CEGELEC                         MERCEDES BENZ           HAMILTON STANDARD          RIST
CIMTEK                          SVERDRUP TECHNOLOGIES   HERCULES AEROSPACE         SIERRA RESEARCH
COMMONWEALTH ALUMINUM           TOYOTA                  HUGHES AIRCRAFT            SRRC
CORNING                         WERTH ENGINEERING       ISRAELI AIRCRAFT INDUSTRIES
DUPONT                                                  JET PROPULSION LABORATORY
EASTMAN KODAK                                           LOCKHEED                   SIMULATION AND TRAINING
FAIRMONT TAMPER                 SEMI-CONDUCTOR MANUFACTULTVGAEROSPACET             ATLAS ELEKTRONIK
GE FANUC                        APPLIED MATERIALS       MARTA MBB                  AAI CORPORATION
GE DRIVES                       CANON                   MCDONNELL DOUGLAS          BURTEK
INTEGRATED MILL SYSTEMS         CANON QUESTER           NASA                       CAE ELECTRONICS
KIMBERLY-CLARK                  CHAD                    NORTHROP CORPORATION       FLIGHT SAFETY INTERNATIONAL
KVAERNER                        EXCELLON                PRATT & WHITNEY            GENERAL PHYSICS
LAMM RESEARCH                   ORTHODYNE               ROCKWELL INTERNATIONAL     METEOR
LOGAN ALUMINUM                  SILICON VALLEY GROUP    ROLLS ROYCE ASSOCIATES     MITSUBISHI HEAVY INDUSTRIES
MANNESMAN DEMAG                 SVG THERMO              SMITH INDUSTRIES           QUINTRON CORPORATION
MCNAUGHTON AND MCKAY                                                               REDIFFUSION
MINARIK CORPORATION                                                                REFLECTONE, INC.
NUCOR STEEL                     UTILITIES INDUSTRY      DEFENSE/MILITARY           S3 TECHNOLOGIES
POSCON                          COMMONWEALTH EDISON CO. AIDC                       SAIC
PROSOFT AUTOMATION              DEPARTMENT OF ENERGY    ARNOLD AFB                 SANDERS ASSOCIATES
QUEST ENGINEERING               GEORGIA POWER           AVCO                       SBS ENGINEERING
QUESTER                         HOUSTON LIGHTING & POWERBDM                        SIEMENS AG
RENFRO CORPORATION              KSG                     BEI DEFENSE SYSTEMS CO.    SIMULATION ASSOCIATES, INC.
REYNOLDS ALUMINUM               MAJUBA                  DEPARTMENT OF DEFENSE      SOGITEC
SMS-DEMAG                       MOCHOVCE                EDWARDS AFB                SSI
THERMCO                         ONTARIO HYDRO           EGLIN AFB                  TAI
TUSCALOOSA STEEL                PP&L                    ELECTRONICS WARFARE ASSOCIATES
US STEEL                        TVA                     E-SYSTEMS
WISE ALLOYS                     UNION ELECTRIC          FERRANTI
XEROX                           UTILCOM                 LITTON DATA
                                VEPCO                   LITTON GUIDANCE & CONTROL
                                WESTINGHOUSE            MARTIN MARIETTA
                              MOORE RESEARCH CENTER
                                                        NAVAL  AIR  TEST  CENTER
                                                        NAVAL      AIR      TEST
                                                        DEVELOPMENT        NAVAL
                                                        AVIATION   DEPOT   NAVAL
                                                        COASTAL  SYSTEMS  CENTER
                                                        NOVAL   OCEANS   SYSTEMS
                                                        CENTER  NAVAL   RESEARCH
                                                        LAB    NAVAL     SURFACE
                                                        WEAPONS   CENTER   NAVAL
                                                        UNDERWATER SYSTEMS NAVAL
                                                        WEAPONS CENTER  PARAVANT
                                                        RAYTHEON

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


Backlog

         The Company's backlog of firm orders as of September 30, 2000 increased 80 percent to $23.5 million, as compared to a firm order backlog at September 30, 1999 of approximately $14.7 million. Although orders are subject to cancellation in the normal course of business, historically the Company has filled most of its firm orders. One customer accounts for $9.1 million of the total backlog as of September 30, 2000. Management believes that the primary reason for the increase in the Company's backlog of orders is the increasing demand for a variety of new products. The book-to-bill ratio has been greater than 1.0 for sixteen consecutive months through September 30, 2000.

         For the fiscal year ended September 30, 2000, the Company received 7.9 percent of its revenues from Litton and 24 percent of its revenues from several customers who received contracts from various agencies of the Department of Defense.

Intellectual Property (IP)

(1) Intel Processor-Based Single-Board Computers. The Company offers one of the widest PC single-board (SBC) embedded computer product lines in the industry. Our SBCs involve advanced technology 12-layer PC boards and ball grid array
(BGA) technology. We build embedded computers on half the real estate of leading PC suppliers, such as Dell, Compaq, and others. We have extensive supporting software product lines, partnerships with PC leaders, one SBC patent, and the most extensive SBC computer product line on the market. We have more than seven new SBCs in development by a dedicated and experienced computer design team. We have an extensive line of software products that enables most leading software operating suppliers' products to run on our line of SBC products. We have an extensive line of accessories and supporting mezzanine boards to support expanded CPU functionality. Our investment in software and our leading technology are keys to our success. We are an approved Intel "third-party board vendor" (TPBV), which involved significant discussions and negotiations with Intel. Our intellectual SBC property involves unique features in hardware and software.

         The Company has more than 22 SBC standard board products based on Pentium(R), Pentium II, and Pentium III processors in production. These designs differentiate VMIC from its competition and have allowed us to win several custom SBC design-ins for large OEMs. Our software support packages include products for Windows NT, Windows(R) 2000, VxWorks, Linux, LynxOS, QNX, and Solaris operating systems. These software packages differentiate VMIC and offer us significant advantages over the competition. Our SBC product line includes various support products such as disk drive assemblies, transition panels, and a complementary line of PMC products, such as video, Fibre Channel, Reflective Memory, gigabit Ethernet, SCSI, and sound.

         Our relationship with Intel allows us to obtain advanced information for new products and advanced information concerning Intel's new product roadmaps. In addition, Intel assists the Company in marketing its products. We participate with Intel in various forums, seminars, and symposiums.

         The Company's recent success, and a substantial part of our recent growth, can be attributed to our significant investment in Intel processor-based SBCs, accessories, and software. Our SBC focus allows us to participate in other product business with the same customers because the SBC is typically the first product selected in configuring and designing embedded systems.

         The Company has a dedicated SBC design staff highly focused on expanding our product line with leading-edge technology for VMEbus and CPCI. We are also expanding our product base to include other form factors, such as DIN rail mount and other technologies.

         The Company has announced a new, low-cost wall mount computer which will include our PC-based control software package (IOWorks(R)), targeted for high-volume industrial automation OEM accounts. Our SBCs form a critical element in our I/O systems business where we couple I/O products, software (IOWorks), and accessory products for turnkey systems.

(2) Fibre Channel Hardware and Software. The Company offers a wide variety of Fibre Channel host bus adapters for standard buses, such as PCI, PMC, and CPCI. To support these hardware products, we offer a complete line of software drivers for most popular operating systems, such as Microsoft Windows NT, Windows 2000, Wind River Systems, Inc. VxWorks, Red Hat Linux, and Sun Solaris. We have contracts with LSI and QLogic that enables us to obtain advanced information for new designs. The Company's technology includes 1 G and 2 G products, and we offer combination functions on the same host bus adapter, such as Fibre Channel and SCSI. The Company's hardware and software Fibre Channel products have features and benefits not available from LSI or QLogic. The Company has also recently released a high-performance SCSI product based on LSI technology.

(3) Communications/Network Products. We are a worldwide leader in RM communications/networking products and technology. We have one patent pending and have licensed five patents and the RM trademark from Sun. We have the widest variety of RM hardware and software products in the market. This product line offers unique high-performance communications/networking where determinism is required. A subset of the product line uses a modified version of the Fibre Channel to achieve low latency and high determinism. We have an extensive line of supporting products, such as hubs. The Company offers more than 16 RM network board products. These designs are unique in the industry, and include the highest performance RM products available. We offer more than six bypass and hub designs for use in RM networks. In addition, these products are supported by an extensive line of software drivers for Windows NT, VxWorks, Linux, IRIX, Solaris, VMS, UNIX, and others. We have a patent pending for a design concept that improves the reliability of RM networks.

         The Company has expanded its communications/networking product line to include higher performance, lower cost Reflective Memory, gigabit Ethernet, Fibre Channel, and SCSI products.


(4) We are a market leader in data acquisition and control boards and systems for the embedded market arena. The Company has a large family of I/O products for the data acquisition and control market. The IP associated with these products includes hardware and software. However, the barrier to entry lies in the sheer number of products and the systems' advantages we have because we offer complete turnkey solutions based on our PC-based control software (IOWorks) package. Our expertise, knowledge, and experience with PC-based control systems has allowed us to beat large industrial automation leaders in applications, such as rolling mill control or other applications where I/O system performance/speed is critical. We have the widest variety and most extensive data acquisition product line on the market. We have more than 100 different input/output board-level products and a large number of supporting products, such as transition panels, signal conditioning, and other accessory products.

(5) We have extensive investments in a wide variety of software products (support of most leading operating systems such as Windows NT, Windows 2000, VxWorks, Linux, QNX, and others), including an extensive and high-performance PC-based control software package (IOWorks). Our investments in software include board drivers, firmware, host software drivers, computer BIOS software, and I/O system software such as IOWorks. Our PC-based control software is enabling us to penetrate industrial automation markets with leading relationships with corporate giants, such as GE Fanuc, Alcan, Reynolds, Goodrich, Renfro, and many others. We are also experiencing growth in the test and measurement and defense systems because of our PC-based control software. Our PC-based control software is modular such that sales involve components and total packages. The modules seamlessly interact and support a wide variety of PC platforms, leading input/output products, including VMIC I/O product line, communications/networks, and other products used in applications involving the broader data acquisition and control markets.

(6) We have numerous trade secrets, trademarks, two patents, and five licensed patents from Sun (our proprietary design/technology).

(7) Our investments are enabling us to win many systems and opportunities where VMIC is the preferred supplier for several products sold to the same customer in high volumes because of our extensive product lines and intellectual property. This form of internal reference selling is a significant factor in our success.

(8) We are highly focused on obtaining additional patents and trademarks, and we are constantly adding trade secrets as our technology base expands.

(9) The barrier to entry is an extensive product line of hardware, software, long-term relationships with suppliers, customers, partners, trade secrets, patents, licensed patents, and a team of employees highly motivated by shared ownership. The Company has historically invested more than 20 percent of its revenues on building an extensive product line with unique features and benefits that differentiates our Company, our products, and our service. Recent market studies indicate that VMIC is one of the top most recognized names in the embedded computer industry.

(10) The Company has built an excellent reputation through long-term associations and close partnerships with leading suppliers, such as LSI, Intel, QLogic, Microsoft, Wind River Systems, Inc., and many others. The Company has recently negotiated agreements with QLogic, Red Hat, Inc., LSI, Serverworks, GE Fanuc, and others to support the Company's marketing strategies and product development roadmaps.

         The Company has invested 15 years in building an excellent reputation for delivering superior, high-quality products globally at reasonable prices, and we have a history of winning significant contracts with many Fortune 500 companies. We have a formidable worldwide network of independent sales representatives and distributors serving more than 60 countries. The Company has the infrastructure and management talent to support high growth.

         Our Company is focused on retaining long-term, repeat customers that allow us to profit from such relationships. We are highly focused on service, quality, technological leadership, and product differentiation, which allow us to enjoy high margins.

Markets

         The Company markets its products primarily to the embedded computer industry, which serves markets such as telecommunications, defense, industrial automation, test and measurement, and medical equipment industries.

         The embedded computer market is projected to grow from $3.6 billion in 1998 to $9 billion in 2003, according to Market and Technology Quarterly. This market includes VMEbus, CPCI bus, PCI bus, PMC, and other open architecture standards. Within this market, VMEbus products are projected to grow from $700 million in 1999 to $1.9 billion by 2003. The embedded PCI market is projected to grow from $600 million in 1999 to $1.65 billion in 2001. One of the hottest markets within the embedded computer market is the relatively new CPCI market, which is projected to grow from $100 million in 1999 to $1.9 billion in 2003. Within the embedded computer market, VMIC has invested in the new CPCI computer architecture, creating a complete product line of PC single-board computers and network products such as Reflective Memory networks and Fibre Channel. In addition, VMIC has invested in the development of a complete line of new I/O products for CPCI. VMIC is highly focused on the VMEbus, PCI, PMC and CPCI board business. The bus board market is a market that changes as new standards and new open architecture technology is brought to market generally by very large companies such as Intel, Motorola, Compaq, Hewlett-Packard, Sun, and other leading computer suppliers. The Company is studying new PC standards, such as Infiniband, supported by Intel, and PCI-X for new bus board products. PCI-X is an enhanced version of the PCI bus, which is the most widely used computer architecture today. PCI-X, according to recent market studies, is destined be the next universal computer architecture for high-performance servers. Compaq is presently a leader in developing this new open standard. PCI-X computer systems are scheduled for availability during fiscal year 2001.

         The single-board computer market within the VMEbus market arena accounts for more than 25 percent of the market which is projected at more than $1.9 billion by 2003, whereas the market according to COTS Journal was $700 million in 1999. Utilizing the VMEbus market as a guide, the Company believes that the CPU business for CPCI could approach more than $500 million by 2003. The telecommunications market has selected CPCI as its standard, and contract awards for CPUs are presently estimated at 50 percent of the market. However, VMIC expects substantial growth in other applications in addition to single-board computers. The Company believes that the market projections for PC computer board sales for VME and total computer board sales for CPCI indicate that the total market for 1999 will exceed $388 million, for 2000 it will exceed $600 million, and for 2001 it will exceed $964 million.

         Based on the number of design-ins won by VMIC during 1999 and 2000, and recent marketing information, the Company believes that multiple industries such as defense, medical, digital video broadcasting, communications, and other markets in addition to telecommunications have selected CPCI as their next-generation architecture of choice for new embedded applications.

The Telecommunications Market

         According to the Company's market research data, high availability technologies, specifically CPCI with hot swap capabilities, are enabling the migration of telecommunications infrastructure from proprietary hardware and software architectures to mass-marketed PC hardware and industry standard software like Windows NT. With the popularity of Windows NT applications, Intel's Pentium processor-based CPUs have become the most common standard platform in next-generation telecommunications systems. The telecommunications market has selected CPCI bus as its architecture of choice. However, VMEbus and PCI bus applications are also prevalent in this market.

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

         According to the PCI Industrial Computer Manufacturers' Group (PICMG), the CPCI bus is particularly well suited for many high-speed data communication applications such as servers, routers, converters, and switches.

         The telecommunications market arena is projected to grow from $15 billion in 1999 to more than $18.5 billion in 2001. The embedded computer industry sells boards into this market. The board-level market is projected to grow from $800 million in 1999 to $1.55 billion by 2002 according to RTC.

         The first six months of 1999 brought an 18 percent increase in U.S. telecommunications equipment factory sales over the same period last year, according to the annual 1999 Multimedia Telecommunications Market Review and Forecast, published by the multimedia Telecommunications Association (MMTA Arlington, Virginia). Sales rose to nearly $41.6 billion for the first six months of 1999 from $35.2 billion for the first six months of 1998. The trade organization credits the substantial growth to an economic rebound in Asia and Latin America, which relies on U.S.-manufactured products to meet their communications needs.

         In addition, the Company believes that increases in Internet users, which are expected to exceed 300 million by the end of 2002, and the resulting bandwidth requirements, estimated to be 500TB per month volume in 1999, offers market opportunities for the Company's products.

Communications/Networking

         Gigabit Ethernet enables the unhindered flow of data across intranets as communication within enterprises will move on from text-based e-mail messages to bandwidth-intensive real-time audio, video, and voice. Ethernet is the most popular cabling technology for local area networks. Initially, the most commonly installed Ethernet systems were called 10Base-T, which provided transmission speeds of up to 10 Mbps. As data transmitted across LANs increased, 100Base-T, also known as Fast Ethernet, which could (theoretically) transmit at 100 Mbps, became the standard that replaced 10Base-T. Fast Ethernet uses the same cabling as 10Base-T, while everything else -- the packet format and length, error control, and management information -- remained the same. Its scalability ensured its quick adoption.

         Fast Ethernet was typically used for backbones, but the ever-prevailing bandwidth crunch has pushed 100Base-T onto workstations. It is now giving up its place at the backbone to gigabit Ethernet which can (theoretically) provide a bandwidth of a billion bits per second over cable and/or fiber optics. A backbone is a transmission line that carries data gathered from smaller lines that connect to it. Since a backbone will have to bear the load of the entire network, it must be built on very-high bandwidth lines.

         In a LAN, the nodes may interface to the backbone using 100Base-T network cards while the backbone interfaces across networks through gigabit Ethernet. Applications in the modern enterprise make exacting demands from the network and put pressure on the desktop, server, hub, and the switch for increased bandwidth. Megabytes of data will have to flow unhindered across intranets as communication within enterprises will move on from text-based e-mail messages to bandwidth-intensive real-time audio, video, and voice.

         An increasing number of enterprises are employing data warehousing for strategic planning. This implies increased volumes of data and low transmission latency. These warehouses may comprise of terabytes of data distributed over hundreds of platforms and accessed by thousands of users, and must be updated regularly to provide users near-real-time data for critical business reports and analyses.

         Archiving an enterprise's mission-critical information scattered across a network usually occurs during off hours. Even then, it requires large amounts of bandwidth for a fixed period of time (4 to 8 hours). The backup involves gigabytes or terabytes of data distributed over hundreds of servers and storage systems throughout an enterprise. Enterprise-critical applications will proliferate and demand ever greater shares of bandwidth at the desktop level. As the number of users grows rapidly, enterprises will need to migrate critical portions of their networks (if not the whole network itself) to higher-bandwidth technologies. Crossing over from megabit to gigabit Ethernet will be inevitable, starting at the backbone.

         A very straightforward scenario for upgrading, is increasing the 100 Mbps links between Fast Ethernet switches or repeaters to 1,000 Mbps links between 100/1,000 switches. Such high-bandwidth, switch-to-switch links would enable the 100/1,000 switches to support a greater number of both switched and shared Fast Ethernet segments.

         Demand for more bandwidth to support Internet, streaming media, enterprise resource planning and customer relationship management applications, and a huge installed base of compatible equipment and cabling, will drive growth. The overwhelming prevalence of Ethernet topologies and installed copper cable creates a virtually automatic decision to upgrade to the latest technology.

The Storage Area Network Market

         Fibre Channel products are used to connect servers and data storage devices to form storage area networks (SANs). Fibre Channel technology, a new generation of server-to-storage communications technology that improves data communication speeds, connectivity, distance between connections, reliability and accessibility, has made SANs possible.

         The volume of electronic data generated, processed, stored, and manipulated has expanded significantly in recent years as a result of the growth of data-intensive applications such as transaction processing, data warehousing, data mining, multimedia, and Internet applications. Application requirements for video-on-demand, HDTV, 3-D Video, video mail, and visual computing are pushing the envelope on server capacity and transfer rates. International Data Corporation (IDC) estimates that the amount of stored network data grew from 750 terabytes in 1994 to 10,500 terabytes in 1998, and that it will increase to 420,000 terabytes in 2002. With the dramatic increase in information storage and data retrieval requirements, system performance has become increasingly constrained by traditional input/output technologies, such as SCSI (small computer communications interface), the currently prevailing server-to-storage communications protocol. The support for a limited number of connections and the short transport distance that characterize SCSI, as well as the lack of reliability of data delivery, have limited the capabilities of traditional network storage architectures and placed constraints on the size of the network. Fibre Channel overcomes the limitations of traditional data communications technologies, because it offers the connectivity, distance, and access benefits of networking architectures combined with the high performance, scalability, and quick response needed for data storage applications.

         Many Fibre Channel products find their primary application in SANs. However, they have also been deployed for use with digital graphics, video networks, and nonlinear digital editing systems in the advertising, broadcasting, and entertainment industries, as well as for high-speed data processing applications in a variety of industries including Internet service providers.

         Fibre Channel is a technology standard that allows data to be transferred from one network node to another at rates of 100 Mbyte per second, which translates to about 45,000 pages of text in this document each second. Fibre Channel was developed jointly by Seagate, Hewlett-Packard, and Sun Microsystems, and is now backed by consortiums consisting of leading vendors in both networking and storage markets. Fibre Channel is now an industry standard accredited by the American National Standards Institute (ANSI). Leading server companies such as Dell, Compaq, Sun Microsystems, Silicon Graphics, IBM, and others have selected Fibre Channel as their technology for SAN and computer clustering applications.

         Fibre Channel HBAs are used to convert computer buses such as PCI, CPCI, SBus, PMC, VMEbus, etc. to transmit and receive data pursuant to Fibre Channel standards. Just as a wire is needed for telephone (noncellular) operations, a wire fiber is needed to allow storage boxes and computers/servers to be interconnected into a system. EMF Associates project the Fibre Channel board market to grow from $1.6 billion in 1999 to $6.1 billion in 2002.

The Industrial Automation Market

         Since the 1960s, industrial automation systems have included mechanical devices, meters, and gauges, as well as data loggers and strip chart recorders. In the 1970s, programmable logic controllers (PLCs), special-purpose, proprietary, stand-alone, industrial computers, were introduced and were primarily used for discrete manufacturing applications such as automobile assembly. PLCs have traditionally had primitive operator interface panels incorporating buttons, lights, and indicators. In parallel, sophisticated industrial automation systems called distributed control systems (DCSs) were also adopted to provide computer control of large-scale continuous processes such as those found in oil refineries. DCSs integrated a variety of sensors and control elements using I/O connections all controlled by a central computer running proprietary software. Systems were also configured based on proprietary hardware.

         The market is undergoing significant changes, and customers are now demanding solutions based on open hardware platforms and nonproprietary standards such as VMEbus, CPCI, and PCI; Intel processor technology, Microsoft operating systems, and other Microsoft key technologies; and PC-based control software such as VMIC's IOWorks software package.

         The increased adoption of PC-based control systems is aided by software suppliers who provide solutions based on PC-based architectures and open networking. The advantages of PC-based control systems are:

         o Reduced cost of installation
         o Ability to upgrade systems easily
         o Higher  performance  than other  technologies
         o Customers can select "best-in-class" products from multiple vendors
         o Reduced  dependence  upon just one vendor
         o Ability to integrate special-purpose  products
         o Controls and human-machine interface, as well as other functions can be executed on one computer
         o Ability to integrate data with entire enterprise
         o Leverage commercial technology in reduced cost and  training
         o Reduced  development  costs
         o Design-in migration path for future enhancements and system upgrades

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

         The industrial automation market is a key growth market because the Company's customers are demanding open architecture solutions based on Intel PCs, key Microsoft technologies, and open architecture equipment based upon standards such as VME, CPCI, and PCI. Most of the Company's customers and industry leaders consider these technologies nonproprietary open standards. Customers are demanding more flexibility, more computer power, and higher performance systems with open connectivity to other platforms, software, and most industry leaders' I/O equipment.

         VMIC selected industrial automation to take advantage of the industry trends with open architecture hardware and PC-based control software. These products, when packaged as an I/O system, allow VMIC to offer high-performance I/O systems solutions with the flexibility, scalability, and life-cycle costs that customers are requesting.

         The Company's strategy is to continue to market I/O systems while changing its focus to OEM replicated sales of SBCs and DIN rail CPUs with
PC-based control software. I/O systems are offered by the Company as a configuration of boards, distributed I/O, chassis, power supplies, software, and other products to effectively provide customers or systems integrators a building block approach that enables the customer to focus on application-specific problems, not problems associated with I/O programming. The Company is the market leader in front-end systems according to Frost and Sullivan, an independent market research organization.


         The primary focus for I/O growth is industrial automation. The Company has coupled its communications/networking products, single-board PC computers, IOWorks software, and I/O boards to offer and complete I/O systems as alternatives to PLCs.

The Medical Market

         In virtually all areas of the medical ultrasound and magnetic resonance imaging markets, embedded computers are used in the real-time animation and manipulation of 3D-objects in stereo by interactive computer graphics. The processing, analysis, and manipulation of such data often requires several tightly-coupled, super-high-performance, simultaneously-operating computers located within the same box and communicating on the same hardware medium.

         The medical industry has selected open architecture solutions based on VMEbus and CPCI bus, both of which support the requirements of parallel processing of large volumes of image data. In addition to processing the data, the medical industry is faced with massive storage requirements, including storage archiving, data sharing, and analysis often from multiple servers simultaneously. Computer clustering and SAN problems are solved with Fibre Channel products designed for high-performance servers and embedded computers.

         Real-time computer software requirements are typically solved with leading operating systems such as VxWorks from Wind River Systems, Inc. Graphical user interfaces that demand less deterministic or real-time performance are generally supported by Windows NT, LynxOS or other less robust software operating systems. VMIC offers the Intel processor-based Pentium high-performance computer boards, Fibre Channel HBAs, and supporting software for such applications.

The Defense Market

         The Defense Department has executed a new initiative to move from custom militarized products to commercial-off-the-shelf (COTS) products to reduce its cost of building electronic systems where possible. Therefore, the tri-services have selected VMEbus as its architecture of choice for building computer systems, and CPCI is now moving into many COTS applications. The projection of standard bus open architecture board-level products for military COTS applications is projected to grow from $716 million in 1999 to $1 billion by 2001 according to NSWC-Crane. Most prime contractors for applications involving ship control systems, radar, simulation and training, military vehicular, and embedded computer systems have selected standard commercial products. The defense industry is moving from proprietary designs to hardware and software based on PC technology and industry standard software such as VxWorks, Windows NT, LynxOS and others. The Company's defense business is commercial-off-the-shelf products that also sell into all other markets within the embedded computer industry. The Company does not offer militarized or rugged products specifically designed for military or other applications.

The Simulation and Training Market

         The simulation and training industry can be partitioned into three primary markets. These markets include Defense, Power and Utilities, and Transportation. The Defense market involves the use of the Company's simulation and training I/O products in aircraft, helicopter, and ship simulators, and trainers. The Company's customers are systems integrators such as Reflectone, McDonnell Douglas, Quintron, Flight Safety International, AAI Corporation, and others who typically purchase products designed specifically for the industry. The power utility industry uses the Company's simulation and training products for applications in nuclear power plant simulators and trainers. The Company's customers are systems integrators and end-users such as S3 Technologies, Siemens, Atlas, Thomson-CSF, Mitsubishi Heavy Industries, Georgia Power, Virginia Electric Power, and TVA. The primary difference in the markets involves the size of the I/O system. Usual I/O systems for nuclear power plants typically sell for $500,000 to $1,000,000 per unit, whereas I/O systems for Defense applications sell for $50,000 to $100,000 per unit.

         The Company believes that its success in this market centers around its focus on providing a wide variety of standard bus products and systems that are designed specifically for the simulation and training markets. This market requires high-density I/O boards with self-test capability supporting extensive fault detection and isolation capabilities. The defense and power plant industries have focused on open architecture solutions, and VMEbus is the leading embedded computer bus standard. The Company believes that its customers in this market particularly value its Intelligent I/O Controllers that were designed specifically for the simulation and training industry. The Company's simulation and training product line enables a customer to order systems solutions that obviate the need for detail-level programming of the Company's equipment.

                    The Test and Measurement Market

         The Company's data acquisition and control products are used in semiconductor ovens, annunciation systems, gas turbine monitoring and control, electron particle acceleration, power train testing, wind tunnel testing, and emissions monitoring. VMIC's customers for such applications include OEMs, systems integrators, and end-users such as Interautomation, Arnold Air Force Base, Sverdrup, Chrysler, American Power, Ohio Edison, Synchrontron Radiation Research Center, and others. The Company attributes its success in this market to its broad array of I/O boards, open system technology, and the wide acceptance of VMEbus in the embedded systems market.

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

                       Sales and Distribution

         The Company is a global corporation that distributes products in more than 51 foreign countries through more than 31 distributors and 13 representative organizations worldwide. As of September 30, 2000, the Company's marketing, sales, and distribution programs were conducted by 41 of the Company's employees. The Company sells its products in the United States through commissioned-based independent sales organizations and direct VMIC employees. As of September 30, 2000, the Company has contracts with 13 independent representative organizations that employ more than 56 salespeople. These sales organizations are supported by their own support staff, as well as the Company's employees. The Company's home office is located in Huntsville, Alabama. Remote offices are located in Paris, France to support European customers and distributors, and in Raleigh, North Carolina and Dallas, Texas.

         The   Company's   products   are  sold   internationally   through   31
distributors. As of September 30, 2000, the Company's distributors employed more than 79 salespeople.

         In addition to international distributors and U.S. sales representatives, the Company has 31 value-added resellers (VARs) who represent the Company. VARs purchase and resell the Company's products and add value to the Company's products by including custom software, hardware, or installation and maintenance of the Company's equipment. The Company is expanding its distributors and VARs. The plan is to establish a network of distributors, VARs, and Representatives that is highly focused on industrial automation, and a separate network of VARs and distributors that is highly focused on the Fibre

Channel SAN markets. Because of the need to establish more market-focused distributors, VMIC has elected to appoint multiple nonexclusive distributors in various European countries.

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

         The Company continually invests in Web site updates, product brochure enhancements, direct mail, and other marketing techniques to expand its customer base and revenue growth. The Company is in the process of establishing an E-commerce link which will allow customers to purchase products via the Web.

                                 Manufacturing

         The Company manufactures most of its products in-house while subcontracting a small portion of the board-level product manufacturing. The Company has an in-house manufacturing capability that includes automated, semi-automatic, and manual assembly and testing. The Company's surface mount technology (SMT) consists of an automated line that has fine pitch and ball grid array placement capabilities. VMIC's automated inspection lines consisting of state-of-the-art equipment that includes 5DX X-ray, Automatic Optical Inspection, and a Dual PCB Inspection Robot. Product manufacturing operations at the Company involve: electronic circuit board, module assembly, I/O systems assembly, configuration and testing, cable assembly, and the production of product support information. In addition, manufacturing agreements are established with several local manufacturing companies to provide prompt service for additional requirements. Although the Company may subcontract some of its manufacturing, final testing and packaging are always conducted at VMIC under the direction of VMIC's Quality Assurance Department. The Company is located in a high-technology research community that allows the Company to take advantage of the quality and high-volume manufacturing capabilities of several local companies. The Company capitalizes the development costs of certain software used in production testing and the manufacturing of its products. The total deferred software development expense for product manufacturing and testing software to be amortized over three years as of September 30, 2000 is $609,053.

                            Research and Development

         The Company invests in research and development programs to develop new hardware and software products, enhance existing products by integrating state-of-the-art technology, and customization of certain products to meet customers' specifications for applications that involve the potential for medium to high-volume production opportunities.

         As of September 30, 2000, the Company has approximately 56 employees in research and development activities. Of these employees, 22 are involved in hardware development and 34 are involved in software development.

         As of September 30, 2000, 55 employees have technical degrees and eight have advanced degrees. Approximately 12.0 percent of the Company's research and development efforts in fiscal year 2000 were software related. The Company's research and development expense was $5.2 million, $5.6 million and $6.2 million, in fiscal years 2000, 1999 and 1998, respectively, corresponding to
13.6 percent, 19.7 percent and 20.0 percent of sales, respectively. Software deferred expense was $0.74 million, $2.33 million, and $2.20 million in fiscal years 2000, 1999 and 1998, respectively.

         The Company expensed $0.8 million and $5.3 million of previously capitalized software development costs for the fiscal year ended September 30, 2000 and 1999, respectively. The write-downs were based on management's estimates of the gross future sales that can be generated from the existing software products marketed by the Company. As of September 30, 2000, the total deferred software development expense to be amortized over future sales is $0.2 million.

         The Company has focused its R&D investments on new products designed for more vertical markets; therefore, its research and development efforts associated with legacy markets have been decreased. The Company has focused its investments in single-board computers, communications/networking products, such as Reflective Memory, Fibre Channel/SCSI, and gigabit Ethernet technology.

                                  Competition

         The markets for the Company's products are intensely competitive and are characterized by rapid technological change and emerging industry standards requiring ongoing expenditures for research and development and the timely introduction of new technology and enhancements of existing technology. The Company's future success will depend, in part, on its ability to enhance its current technology and services, respond effectively to technological changes, sell additional services to its existing client base, introduce new technologies and meet the increasingly sophisticated needs of its clients. Other companies may develop products or technologies that may adversely affect the Company's competitive position, or render its technologies or services obsolete. The Company competes for customers on the basis of price, performance, features, quality, service, reliability, adherence to standards, availability, development capabilities, and support. The Company's competitors vary in the size, scope, and breadth of the products and services they offer. Some of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing, sales, and personnel resources than the Company does.

         The markets for the Company's products are highly competitive and are characterized by rapid changing technology, evolving industry standards and frequent product performance enhancements. The following tables list the Company's competitors by market and product lines. As with VMIC, many of the Company's competitors supply products to several markets, and many of their products are fairly easily adapted to alternative market uses.


                           Competitor Matrix by Market

=============================================================================================================================

              Product Line                 Telecom        Industrial       Defense       Test and      Medical       SAN
-----------------------------------------------------------------------------------------------------------------------------

Competitor
=============================================================================================================================

Systran                                                                       X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Motorola                                      X               X               X                           X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Force                                         X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
General Microsystems                                                          X                           X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Pentek                                                                        X             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Pentland                                                                      X             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Acromag                                                       X               X             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
RTP Inc.                                                      X                             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Performance Tech.                             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
National Instruments                                          X                             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Intellution                                                   X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Allen-Bradley                                                 X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
GE Fanuc*                                                     X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
SBS                                           X               X               X             X             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Qlogic                                                                                                    X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Emulex                                                                                                    X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
LSI*                                                                                                                  X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Object Automation                                             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Think and Do                                                  X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Steeplechase                                                  X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Interphase                                    X                               X                           X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Ziatech                                       X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Dynatem                                       X               X               X             X             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Nematron                                                      X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Adaptec                                                                                                               X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Agilent                                                                                                               X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Radisys                                       X               X               X             X             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
*Competitor and strategic alliance.




                                          Competitor Matrix by Product Line
=============================================================================================================================

              Product Line                 Computer    Communications/      Input/         I/O         PC-Based
                                            Boards                          Output       Systems
-----------------------------------------------------------------------------------------------------------------------------
Competitor
=============================================================================================================================

Systran                                                       X               X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Motorola                                      X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Force (Selectron)                             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
General Microsystems                          X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Pentek                                                                        X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Pentland                                                                      X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Acromag                                                                       X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
RTP Inc.                                                                                    X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Performance Tech.                                             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
National Instruments                                                                        X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Intellution                                                                                               X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Allen-Bradley                                                                 X             X             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
GE Fanuc*                                                                     X             X             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
SBS                                           X               X               X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Qlogic                                                        X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
LSI*                                                                                                      X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Emulex                                                        X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Object Automation                                                                                         X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Think and Do                                                                                              X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Steeplechase                                                                                              X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Interphase                                                    X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Ziatech                                       X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Dynatem                                       X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Nematron                                                                      X             X             X
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Radisys                                       X
=============================================================================================================================
*Competitor and strategic alliance.

                              Government Business

         The Company's reliance on direct and indirect government business has been significantly reduced over the past eight years from 75 percent of the Company's business to 24 percent. However, the Company is currently involved in several opportunities and contracts that could have a material impact on the Company's growth and significantly increase the percentage of the Company's future revenue generated by government-related business. The Company has received orders for CPUs and I/O products for shipboard propulsion monitoring and control, and is well positioned to receive sizable follow-on orders. Should the program prove successful, 27 cruiser-class ships, including follow-ons for destroyers and carrier class ships, would use the Company's products. The Company has also been contracted to supply a potentially large quantity of CPCI single-board computers to two large government contractors. In the event that the contracts are expanded, a significant percentage of the Company's future revenue could be generated by government-related business.

                               Proprietary Rights

         The Company's success depends to a significant degree on its software proprietary technology and other confidential information. The software and information technology industries have experienced widespread unauthorized reproduction of software products and other proprietary technology. The majority of the Company's software is not patented, and existing copyright law offers only limited practical protection. VMIC relies on a combination of trade secret, copyright, common law intellectual property rights, license agreements, nondisclosure, and other contractual provisions and technical measures to establish and protect its proprietary rights in its intellectual property and confidential information. The Company does not, however, sell its software source code, or provide its customers access to the source code associated with its software products.

         The Company owns two patents associated with its Reflective Memory and SBC product line, and is a licensee of over five products from Sun Microsystems associated with Reflective Memory.

         There is no  assurance  that the  Company  will be able to protect  its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. There is no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, the computer industry is characterized by frequent litigation regarding patent and other intellectual property rights, and litigation has been and may in the future be necessary to enforce the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of patent infringement. Litigation, with respect to patents or other intellectual property matters, could result in substantial costs and diversion of management and other resources, and could have a material adverse effect on the Company's business, financial condition, and results of operations.

         VMIC  believes  that its  proprietary  rights  do not  infringe  on the proprietary rights of third parties. However, third parties may assert infringement claims against the Company in the future and such assertion could cause the Company to enter into a license agreement or royalty arrangement with the party asserting the claim. The Company may also be required to indemnify its customers for claims made against them. Responding to and defending any such claims, developing noninfringing intellectual property or acquiring licenses may distract the attention of the Company's management, and could have a material adverse affect on the Company's business, financial condition, or results of operations.

                                   Employees

         As of September 30, 2000, the Company had 227 full-time employees. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppages. The Company believes that it has an excellent relationship with its employees.


ITEM 2.  PROPERTIES

         The Company's headquarters and principal administrative, engineering, sales, marketing, and manufacturing facilities are located in office buildings containing approximately 77,000 square feet located on approximately 10 acres of land in Huntsville, Alabama. The Company from time to time also leases additional space in the vicinity as necessary. The Company believes that its existing facilities are suitable for the Company's projected growth over the next 24 to 36 months.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the executive officers of the Company as of September 30, 2000, is set forth below. Officers serve at the discretion of the Board of Directors.


Name                                         Age      Position

Carroll E. Williams                           53      President, CEO and
                                                      Chairman of the Board

Alfred F. Casteleyn                           61      Director, Vice President
                                                      Sales and Marketing

Charles McDonald                              62      Executive Vice President
                                                      of Operations

George Meares                                 53      Vice President
                                                      Research and Development

Gordon Hubbert                                58      Vice President and Chief
                                                      Financial Officer



         Carroll E. Williams. Mr. Williams is the founder of the Company and has served as its President, Chief Executive Officer, and Chairman of the Board of Directors since its incorporation. Prior to founding the Company, he was a Design Engineer for SAIC, Huntsville Division from 1972 to 1983. Mr. Williams was the founder and Division Manager of the VME Microsystems Division of SAIC from 1984 to 1986. Prior to joining SAIC, Mr. Williams was employed by Sperry Rand where he was involved in numerous assignments associated with highly reliable, fault-tolerant computer systems including the space shuttle main engine controller dual processors. Mr. Williams gained experience with data acquisition and control systems while employed at Pratt & Whitney Aircraft during 1970 and 1971. Mr. Williams graduated from Georgia Tech in 1969 with honors and continued graduate studies in electrical engineering and computer science at the University of Florida and the University of Alabama.

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

      Charles McDonald. Mr. McDonald is an Executive Vice President of the Company and acts as the Company's Executive Vice President of Operations. Mr. McDonald has 30 years of electronics experience and has held positions in the areas of manufacturing systems, computers, computer hardware systems, and products. Before joining the Company Mr. McDonald spent seven years with SAIC, where he was the Project Manager/Engineer for several computer systems contracts and was manager of utilities system integration.Mr. McDonald has been with the Company since August 10, 1987 and has served as an officer of the Company since 1990.

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

                                     PART II
ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dividend Policy, Market, and Stockholder Information

         There is no established public trading market for the Company's Common Stock. At September 30, 2000, the Company's Common Stock outstanding was held by approximately 608 shareholders. At September 30, 2000, there were 293,423 stock options outstanding, convertible into the Company's Common Stock. See footnote No.6 Stock Option Plan in the Notes to Financial Statements. The Company has not declared any dividends. The Company currently intends to retain its earnings to finance future growth, and, therefore, does not anticipate paying cash dividends in the foreseeable future. The Board of Directors may review the Company's dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's capital requirements, operating results and financial condition and such other factors as the Board of Directors deems relevant.

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

         The Company maintains several employee stock option and purchase plans. Pursuant to these plans, the Company has sold the following unregistered securities:

Year Ended                Shares Sold          Aggregate
                                               Consideration

 1998                      77,420                273,931

 1999                      74,069                257,204

 2000                      73,985                280,534






         The securities were sold in reliance on exemptions under Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated under Regulation D of the Securities Act of 1933. The proceeds of the sales were used for working capital and general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

         VMIC is providing the following summary financial information of the Company to highlight selected financial information for your benefit. VMIC derived this information from the audited financial statements of the Company for each of the fiscal years shown. The following information is only a summary and you should read it in conjunction with VMIC's financial statements and notes thereto (beginning on page 49 in the latter portion of this document). For a more detailed narrative explanation of the following results and conditions, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             Summary Financial Data
                      (in thousands, except per share data)

                                   VMIC, Inc.
                            Years ended September 30


                                                              2000        1999         1998        1997        1996
                                                             ---------  ---------    ----------  ---------   --------

  Statements of Operations Data:

   Revenues                                                   $38,644     $28,446      $31,090     $27,901     $23,791

   Gross profit                                                24,393      16,078       20,274      18,108      15,495

   Selling, general and administrative expense                 12,742      12,401       13,286      10,995       9,661

   Research and development expense                             5,230       5,601        6,232       5,307       5,335

   Income (loss) from operations                                6,054     (7,336)(1)       757       1,806         499

   Net income (loss)                                           $7,139(2) $(8,246)(1)      $205        $934         $41

  Per Share Data:

   Diluted earnings (loss) per share                            $1.53      ($1.82)       $0.04       $0.22       $0.01

   Weighted average common stock
   outstanding (diluted)                                    4,663,834   4,534,189    4,554,448   4,189,113   4,047,989


Excluding Certain One-Time Events (1)(2)
   Net income(loss)                                            $4,041     ($2,989)        $205        $934         $41

   Diluted earnings (loss) per share                            $0.87      ($0.66)       $0.04       $0.22       $0.01


Balance Sheet Data:

     Working capital                                           $5,838        $607       $4,724      $4,693      $2,544


     Total assets                                              27,145      20,270       25,162      19,707      16,410


     Long-term debt                                             6,299       6,448        5,713       5,395       5,078


     Total stockholders' net investment                        11,423       3,890       11,747       9,397       6,693


(1) Net loss for 1999 includes a non-recurring charge of approximately $5.3 million for the write-down of certain software development costs and purchased product and software costs. See Management's Discussion and Analysis of Financial Condition and Results of Operations - write-down of certain assets and Notes to Financial Statements - significant Fourth-Quarter Event.

(2) Net Income for 2000 includes a non-recurring income tax valuation allowance reversal of approximately $3.1 million in the fiscal quarter ended March 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information herein, this document contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties are discussed in more detail below. These forward-looking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "believes," "anticipates," "expects," "plans," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals, or strategies are forward-looking statements.

Overview and Business Environment

         VMIC is a leading supplier of standard bus board-level products, software, and I/O systems for the embedded computer industry. The products perform a broad range of functions such as storage area and computer networking, data acquisition and control, PC single-board computers, and complete I/O systems based upon a PC-based control software product. The Company offers a broad range of software products based upon the most popular operating systems.

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

      The Company expects significant growth in the telecommunications/datacom industry and storage area networks. The Company plans to continue to market its products to the defense, test and measurement, medical, industrial automation, and other markets.

      The Company's strategic vision is to offer standard bus boards, software, and systems to high-growth markets with a focus on PC SBCs and communications/networks. Our strategy in the SBC market is to offer leading-edge PC computer technology for standard products and attract high-volume OEM business through mass customization for key accounts. The Company has recently added to its customer list companies such as Litton Data, Nuspeed/Cisco, Paravant, Lucent, Battelle/Cytyc, and others. The strategy for growth in communications/networking is to focus on the Fibre Channel, SCSI, high-speed gigabit Ethernet, and Reflective Memory product lines. Our focus for these product lines is in the embedded computer market and the broader server markets. The Company has recently won significant design-ins and contracts in the SAN and computer clustering markets with customers such as Nuspeed/Cisco, QUALCOMM, Lucent, Concurrent, and others, and our products are seriously being considered by other leading companies.

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

         Competition in the Company's business areas is influenced by technical capacity, customer support, product longevity, supplier stability, breadth of product offerings, reliability, performance, and price. Accordingly, even small competitors who develop technologically similar or advanced products could successfully compete with the Company. Other competitors have established relationships with customers or potential customers that afford them a competitive advantage. There can be no assurance that the Company will be able to compete effectively in its current or future markets, or whether the Company's technology and designs will be viable in the marketplace in the future.

         The Company recently entered into new product markets and may be unable to develop the technologies or market presence necessary to succeed in these markets.

         VMIC's recent entry into vertically integrated markets such as industrial automation and SANs has required the Company to develop new hardware and software products. However, these new products, while offering potential new revenue sources, may not achieve market acceptance, and the failure to succeed in these markets could materially impact the financial condition of VMIC.

         The Company has diverted research and development resources from core products to new technologies.

         The Company has recently undertaken substantial research and development efforts outside of its core business with the intent of increasing its revenue base and growth potential. This is reflected in the Company's strategy of offering PC-based control software or IOWorks, embedded PC board products, and communication products, such as Fibre Channel and Reflective Memory to the SAN, industrial automation, and telecommunications markets, and other more vertically integrated markets. To implement this strategy, the Company reduced its research and development investments in its core business while significantly increasing its investment in the new products designed to address these more vertical markets. If the Company is unsuccessful in these new markets, it will be dependent on its core business to maintain historical operating results. VMIC may not be able to maintain its historical operating results, however, because it has substantially reduced its research and development investments in its core business.

         Sales of the Company's new products may not meet the growth objectives of the Company.

         Some of the Company's new hardware products will be sold at lower profit margins, and the Company requires significant market acceptance of these products to meet the growth objectives of the Company. While there has been significant customer interest in these new products, and Reflective Memory, Fibre Channel, and PC-based products generated a significant percentage of the Company's revenues in 2000, there can be no assurance that these new products will be successful to the extent necessary to meet VMIC's growth objectives. If these new products are not successful, the Company's operating results and financial condition could be materially adversely affected.

         The  Company  has  increased   its  debt  level  and  working   capital
requirements.

         Traditionally, the Company has utilized long-term liabilities as a major financing source. Long-term debt of the Company rose from $200 thousand in 1986 to approximately $6.3 million as of September 30, 2000. The Company's utilization of long-term debt is somewhat higher than the average company in this industry. A primary reason for the increase in long-term debt was the need for the Company to manage its growth. The Company believes its current revenue level will be sufficient to service its long-term debt. However, if the revenues and profits of the Company substantially decrease, it will be more difficult for the Company to service its long-term debt, meet its current obligations, and continue with its current business plan. As of September 30, 2000, the Company had sufficient current assets to liquidate all of its current liabilities.

         The Company's products may become obsolete and the Company may be unable to respond to future market needs.

         Most of the Company's products are developed to meet certain industry standards. These standards continue to develop and are subject to change. Elimination or obsolescence of all or some of these standards could affect the design, manufacture, and sale of the Company's products and require costly redesign to meet new or emerging standards. In general, technology in the computer industry, and the computer bus board industry specifically, is subject to rapid technological change. The introduction of new technology and products by others could adversely affect the Company's business. There is no assurance that future advances in technology may not make the Company's existing product line obsolete, resulting in increased competition and requiring the Company to undertake costly redesign efforts.

         There can be no assurance that the Company will be able to incorporate new technology into its product lines or redesign its products to compete effectively.

         Moreover, because new products and technologies require commitments well in advance of sales, decisions with respect to those commitments must accurately anticipate both future demand and the technology that will be available to meet that demand. There can be no assurance that the Company will be able to successfully anticipate or adapt to future technological changes, and failure to do so may materially adversely affect the Company's business, financial condition, and results of operations.

         The Company may experience reduced cash flows as a result of selling products with smaller margins, fluctuations in operating results and increases in expenses.

         The  Company is  dependent  on the  success of its  recently  developed
IOWorks software for the sale of I/O system products, embedded PC board products, and communication products such as Reflective Memory and Fibre Channel to substantially increase revenue growth. Embedded PC board products and communication products typically yield smaller margins than the Company's traditional product mix and the Company's profits could, therefore, erode in the future.

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

         The Company's success is, to a significant degree, attributable to the unique features of its software, proprietary technology, and other confidential information. Unfortunately, the software and information technology industries have experienced widespread unauthorized reproduction of software products and other proprietary technology. While the Company has some patent protection for its hardware products, the Company's software is not fully patented, and existing copyright law offers only limited practical protection. For most of its intellectual property protection, VMIC relies on a combination of trade secret laws, copyright protection, common law intellectual property rights, license agreements, nondisclosure, and other contractual provisions. The Company does not, however, sell its software source code, or provide its customers access to the source code associated with its software products.

         There is no  assurance  that the  Company  will be able to protect  its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. There is no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, the computer industry is characterized by frequent litigation regarding patent and other intellectual property rights, and litigation has been, and may in the future be necessary to enforce the Company's trade secrets or to defend against claims of patent infringement. While VMIC believes that its proprietary rights do not infringe upon the proprietary rights of others, third parties may assert infringement claims against the Company in the future and such assertion could cause the Company to enter into a license agreement or royalty arrangement with the party asserting the claim. The Company may also be required to indemnify its customers for claims made against them. Responding to and defending any such claims, developing noninfringing intellectual property or acquiring licenses could have a material adverse affect on the Company's business, financial condition, and results of operations.

         The Company may not be able to adequately finance its continued growth.

         The Company has been growing since 1986, during which time the Company has experienced increased debt, sales growth, high research and development expenditures, and an increased asset base. There are certain risks inherent in any growing company arising from such factors as increased working capital and capital expenditure requirements. Moreover, the Company's business strategy calls for substantial continued investment in new products. The Company also anticipates expanding its inventory and increasing investments in equipment and other fixed assets. There is no assurance that the Company will be successful in obtaining additional long-term debt or equity financing, or if obtained, there can be no assurance that the debt or equity financing will be on terms favorable to the Company or its stockholders. The failure of the Company to obtain additional funds or the obtaining of such funds on unfavorable terms could adversely affect the financial performance and prospects of the Company and any equity investment on unfavorable terms could cause substantial dilution to the shareholders.


         The Company will be required to expense certain software development costs if software sales are not sufficient to amortize the capitalized software development costs over a five-year period.

         In fiscal year 1996, the Company began capitalizing development costs associated with its IOWorks software and certain other products. The Company is required to amortize its capitalized software costs against future sales of the software products over a five-year period after the release of the products. The Company accounts for these software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company capitalizes certain costs incurred in the production of computer software once technological feasibility of the product to be marketed has been established. Capitalization of these costs ceases when the product is considered available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by VMIC. If software sales are not sufficient to amortize the capitalized costs over the five-year period, the Company is required to expense those capitalized costs. In 2000 and 1999, the Company recorded $0.4 and $5.3 million, respectively, of write-downs of certain software development costs and purchased product and software costs. See footnote No.15 Significant Fourth-Quarter Event in the Notes to Financial Statements.

         The Company relies on suppliers for many of its electronic components, some of which can only be obtained from a single source.

         Most of the Company's products contain state-of-the-art digital electronic components and integrated circuits. The Company is dependent on third parties for the continuing supply of most of these components and all of its integrated circuits. Some of these components are obtained from a sole supplier, such as QLogic, Altus, Triquent, Intel, AMD, Tundra, Cypress, or a limited number of suppliers for which alternative sources would be difficult to locate. Recently, the Company has experienced difficulties in purchasing components for its Fibre Channel products from QLogic. The Company has also experienced shortages of integrated circuits and other key components from time to time. This has resulted in delays in product deliveries. The Company has also had to terminate its marketing of certain products, even newly developed products, when a component supplier terminated its production of a critical product component. Moreover, suppliers may discontinue or upgrade some of the components incorporated into the Company's products, which could require the Company to redesign a product to incorporate newer or alternative technology. Although the Company believes it maintains good relationships with its suppliers, and has arranged for an adequate supply of components to meet its short-term requirements, any unavailability of components could cause delayed shipments and lead to customer dissatisfaction. Any sustained unavailability of components could materially adversely affect the Company's operating results and financial condition.

         The Company has limited manufacturing facilities and must rely on subcontractors to complete some of the Company's products.

         The Company relies on subcontractors for manufacturing some of the Company's products. The subcontractors may experience delays because of quality problems, backlog, component availability, financial difficulty, or other situations which could have an adverse effect on the Company's operating results and customer relationships. In this event, the Company may be required to find alternative subcontractors, and there can be no assurance that the Company could find suitable subcontractors.

         The loss of one or more major customers or a number of smaller customers could adversely affect the Company's revenues and profits.

         Sales to two major customers accounted for approximately 6.4 percent of VMIC's sales in 1998 and 12.7 percent of VMIC's sales during 1999. If either or both of these customers discontinued purchasing products from the Company, the Company's operating results and financial condition could be materially adversely affected. In addition, in fiscal year 1999, approximately 31 percent of the Company's sales were derived directly or indirectly from various agencies of the U. S. Department of Defense. Although the percentage of the Company's sales derived from governmental contracts has decreased from a high of 75 percent in 1986, the Company expects that the government will continue to be a significant source of future revenues. It is possible that changes in national policy or other factors could result in reduced defense spending which could materially adversely affect the operating results and financial condition of the Company.

         Lack of a Public Market and Certain Transfer Restrictions.

         There presently exists no public market for the shares of the Company's stock, nor is there any likelihood of one developing in the near future. A holder of the Company's Common Stock may not be able to liquidate his or her position when liquidity is needed and may be required to retain the securities indefinitely.

         Control by Existing Shareholders.

         Carroll E. Williams and Mary W. Williams own 31 percent of the Company's outstanding Common Stock. Together, all of the current officers and directors of the Company (including Carroll E. Williams and Mary W. Williams) own a substantial majority of its Common Stock. Consequently, these individuals, and particularly Carroll E. Williams and Mary W. Williams, control virtually all aspects of the Company's business by virtue of their ability to nominate and elect the Board of Directors and officers of the Company. As directors and officers of the Company, they will, subject to their fiduciary duties, be entitled to develop and implement the Company's course of business. Neither the Company's Articles of Incorporation nor its Bylaws permit cumulative voting. Consequently, the remaining shareholders will not be entitled to elect a representative to the Company's Board of Directors.

         The Company Does Not Anticipate Paying Dividends.

         Since its incorporation, the Company has not paid dividends and does not anticipate paying cash dividends in the foreseeable future. The Company projects that it will retain future earnings, if any, to provide working capital and implement the Company's business strategy. Also, pursuant to its loan agreement, the Company's ability to pay dividends is substantially limited because the loan agreement requires the Company to maintain certain financial ratios that the Company believes would not be maintained if dividends were paid.

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

         The Company's products and services may be subject to product liability or electronics manufacturing errors or omissions liability claims. The Company maintains product recall insurance with an aggregate limit of $1.0 million, primary product liability and electronics errors or omissions liability insurance with a general aggregate limit of $2.0 million, and $1.0 million per occurrence, with a $2.0 million excess policy. While the Company has never been the subject of any such claims, given the wide use of the Company's products and the propensity of claimants to initially pursue all possible contributors in a legal action, there can be no assurance that such coverage will be adequate to protect the Company from liability. Further, the Company may be unable to obtain insurance in the future at rates acceptable to the Company. In the event of a successful lawsuit against the Company, insufficiency of insurance coverage could have a material adverse effect on the Company.

         The Company may not be able to retain and recruit key employees and skilled personnel necessary to maintain or grow the business.

         The Company's success will depend in a large part on the continued services of its key management and technical personnel. The loss of the services of one or more of the Company's key employees or the inability to hire additional key personnel as needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in attracting and retaining needed personnel. While the Company is currently experiencing relatively low rates of turnover for skilled employees, there can be no assurance that these rates of turnover will not increase in the future. The inability of the Company to hire, train, and retain a sufficient number of qualified employees could impair the Company's ability to compete in its primary markets, resulting in a material adverse effect on the Company's business, financial condition and results of operations.

Results of Operations

    Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

    Sales. The Company's sales increased 35.9 percent from $28.4 million in 1999 to $38.6 million in 2000. International sales increased 15.4 percent from $6.5 million in 1999 to $7.5 million in 2000. Our single-board computer (SBC) business increased 140.0 percent contributing to over 30.0 percent of our revenues. The communications/networking business increased 12.5 percent while the data acquisition and control business increased over 9.0 percent. We are continuing our primary investments in Intel processor-based computer boards and communications/networking products while maintaining our data acquisition and control business.

    Gross Margins. The Company's gross margin, which represents sales less cost of products sold as a percentage of sales, increased from 57.0 percent in 1999 to 63.0 percent in 2000. The Company expects its gross margin to decline in the future as the contribution of lower margin product to total sales increases. Gross profits for the twelve months ended September 30, 2000 were $24.4 million compared to $16.1 million for the twelve months ended September 30, 1999, an increase of 52.0 percent.


    Selling, General, and Administrative Expenses. Selling, general, and administrative expenses, increased 2.0 percent from $12.4 million in 1999 to $12.7 million in 2000. As a percentage of sales, Selling, general, and administrative expenses decreased from 44.0 percent in 1999 to 33.0 percent in 2000. This decrease resulted from continued cost reduction measures throughout sales and marketing.

    Warranty Expense. The Company's warranty expenses decreased to $526,500 in 2000 from $578,535 in 1999. This decrease was partially attributable to the Company's increased focus on product reliability.

    Software Amortization. Certain internal software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. Amortization of capitalized software costs is provided over the estimated economic useful life of the software product on a straight-line basis, generally five years. Amortization begins when a product master is made. Accumulated amortization as of September 30, 2000 was $1,956,438 as compared to $1,313,022 as of September 30, 1999 and
$705,722 as of September 30, 1998. Amortization expense for year ended September 30, 2000 was $643,416 compared to $607,300 for the year ended September 30, 1999.

    Research and Development. Research and Development expenses decreased 7.1 percent from $5.6 million in 1999 to $5.2 million in 2000. As a percentage of sales, research and development expenses decreased from 19.7 percent in 1999 to
13.5 percent in 2000.

   Taxes. The Company's benefit from income taxes for year ended September 30, 2000 was $2.0 million as compared to a provision of $0.2 million for the year ended September 30, 1999. The Company benefited from an income tax valuation allowance reversal of $3.1 million during the quarter ended March 31, 2000. The Company realized the income tax valuation allowance reversal based on its current profitable operations and projected sales and net income for fiscal year 2001. The Company has remaining research and development tax credit carryforwards for federal income tax purposes available to reduce future federal income taxes, if any. These carryforwards expire in varying amounts between 2002 and 2015. The Company also has approximately $160,773 in minimum tax carryforwards available for years beginning after September 30, 2000. The Company has approximately $580,651 and $1,061,976 of regular and alternative minimum tax net operating loss carryforwards, respectively, which expire in 2014.

    Net Income or Loss. Net income after taxes and adjustments was $7.1 million in 2000 (including an income tax allowance reversal of $3.1 million), compared to a net loss of $8.2 million in 1999. The net loss for 1999 was significantly affected by a $5.3 million one-time write-down of certain software development costs and product and software costs related to industrial automation. The net income for 2000 was significantly affected by the Company's $2.0 milion benefit from income taxes.

    Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

    Sales. The Company's sales decreased 8.4 percent from $31.0 million in 1998 to $28.4 million in 1999. International sales increased 14.0 percent from $5.7 million in 1998 to $6.5 million in 1999. The Company believes that sales for 1999 did not meet expectations because of a general slow down in orders caused by a combination of the Asian financial market crisis, budget deferrals for new equipment purchases, anticipated year 2000-related computer problems, changes in legacy business market technologies such as simulation and training, delays in VMIC's penetration of new markets with the Company's new products, product development delays, and delays in market acceptance of VMIC's PC-based control software.

    The downward trend in sales began in the fourth quarter of 1998 and continued until the middle of the third quarter of 1999.Hardware sales accounted for approximately $27.6 million in 1999 compared to $30.4 million in 1998, while software sales accounted for approximately $0.8 million in 1999, compared to $0.7 million in 1998.

    Sales of the Reflective Memory product line accounted for approximately $6.8 million or 23.9 percent of sales, while sales of single-board PC products accounted for approximately $4.9 million or 17.3 percent of sales. Sales of I/O products accounted for approximately $12.1 million or 42.6 percent of sales while miscellaneous other products accounted for approximately $4.6 million or
16.2 percent of sales.

    Gross Margins. The Company's gross margin, which represents sales less cost of products sold as a percentage of sales, decreased from 65.0 percent in 1998 to 57.0 percent in 1999. The Company expects its gross margin to decline in the future as the contribution of lower margin product to total sales increases. Such lower margins may, however, be partially offset by sales of the Company's new software with I/O systems.

    Selling, General, and Administrative Expenses. Selling, general, and administrative expenses, decreased 7.0 percent from $13.3 million in 1998 to $12.4 million in 1999. This decrease was partially attributable to staffing decreases in the Sales and Marketing Department, and the cost reduction measures executed throughout the organization. To better control expenses, the Company recently reduced sales commissions to independent sales contractors, established house accounts, and replaced some independent sales representatives with direct factory sales employees.

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

    Research and Development. Research and Development expenses decreased 9.7 percent from $6.2 million in 1998 to $5.6 million in 1999. As a percentage of sales, research and development expenses decreased from 20.1 percent in 1998 to
19.7 percent in 1999. Although the Company has committed substantial resources to the continued development of its IOWorks software, Reflective Memory products, Fibre Channel products, and embedded PC boards, the Company's reorganization of its software department combined with significant reductions in software spending should allow more efficient use of the Company's research and development budget and minimize the possibility of future write-downs of software development costs.

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

    Liquidity and Capital Resources

    Historically, the Company's cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs. As of September 30, 2000, the Company's variable line of credit for working capital was $8.0 million, of which $3.0 million was used.

    Working capital was $0.6 million at September 30, 1999 and $5.8 million at September 30, 2000, respectively. Included in working capital are cash and cash equivalents of $0.58 million at September 30, 1999 compared to $0.59 million at September 30, 2000. Operating activities for the year ended September 30, 2000 provided $4.5 million in cash. Cash used for investing activities was $3.8 million for the year ended September 30, 2000, of which $2.8 million was used for capital expenditures. Cash provided by financing activities was $4.5 million and $(0.7) million for the years ended September 30, 1999 and 2000, respectively.

    Inventory turnover for the year ended September 30, 2000 was approximately 163 days compared to approximately 178 days in 1999. This decrease was attributable to improved inventory level management. At September 30, 2000, the Company had a reserve of $267,196 for possible inventory obsolescence as compared to $635,215 at September 30, 1999. Accounts receivable from customers were outstanding on average approximately 45 days for the year ended September 30, 1999, compared to approximately 52 days in 2000.

    The Company believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance the Company's current operations and capital expenditures for the next 12 months.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risks

      The Company is exposed to certain levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Exposure

     The Company believes that given its overall interest exposure at September 30, 2000, including all interest rate sensitive instruments, a near-term change in interest rates, based on historical interest rate movements, would not materially affect the results of operations or financial position of the Company.

Currency Rate Exposure

    The Company's revenues are generally denominated in United States dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the Company's financial position, results of operations or cash flows for the periods presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements Included in Item 8:


Page
Report of Independent Accountants.......................50

Balance Sheets as of September 30, 2000 and 1999........51

Statements of Operations for the years ended
September 30, 2000, 1999 and 1998.......................52

Statements of Changes in Stockholders' Equity for the
years ended September 30, 2000, 1999 and 1998...........53

Statements of Cash Flows for the years ended
September 30, 2000, 1999 and 1998.......................54
Notes to the Financial Statements for the years
ended September 30, 2000, 1999 and 1998.................55-70

Schedule for each of the three years in the period
ended September 30, 2000 included in Item 14(a)
II- Valuation and Qualifying Accounts and
Reserves................................................73

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of VMIC, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects the financial position of VMIC, Inc. at September 30, 2000 and September 30, 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Birmingham, Alabama
November 6, 2000

VMIC, Inc.
Balance Sheets
September 30, 2000 and 1999


                                                                                    2000                 1999
                              ASSETS

Current assets:
    Cash and cash equivalents                                                      $  593,400            $  582,883
    Accounts receivable, net of allowance for doubtful accounts of
      $250,603 and $250,382 in 2000 and 1999, respectively                          6,369,480             5,080,529
    Inventories                                                                     7,641,513             4,658,243
    Prepaid expenses                                                                  132,826               110,483
    Income tax receivable                                                               5,238               106,553
    Deferred income taxes                                                             517,339                    --
                                                                            -----------------    ------------------
        Total current assets                                                       15,259,796            10,538,691

Property, plant and equipment, net                                                  8,885,123             8,165,822
Purchased product and software costs, net                                             551,701               728,630
Software development costs, net                                                       823,682               836,363
Deferred income taxes                                                               1,624,399                    --
                                                                            -----------------    ------------------

                                                                                  $27,144,701           $20,269,506
                                                                                   ==========            ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $ 2,140,555           $ 1,977,284
    Income tax payable                                                                 93,635                    --
    Accrued liabilities                                                             2,117,842             2,201,069
    Current portion of notes and mortgages                                          5,070,255             5,753,110
                                                                            -----------------    ------------------
        Total current liabilities                                                   9,422,287             9,931,463

Notes and mortgages, less current portion above                                     6,298,980             6,447,808
                                                                            -----------------    ------------------

        Total liabilities                                                          15,721,267            16,379,271
                                                                            -----------------    ------------------
Commitments and contingencies (Note 10)

Stockholders' equity:
    Common stock, par value $0.10 (10,000,000 shares authorized;
      4,668,403 and 4,580,016 shares issued and
      outstanding in 2000 and 1999, respectively)                                     466,840               458,002
    Additional paid-in capital                                                      7,195,930             6,810,314
    Retained earnings (accumulated deficit)                                         3,760,664           (3,378,081)
                                                                            -----------------    ------------------
        Total stockholders' equity                                                 11,423,434             3,890,235
                                                                            -----------------    ------------------

                                                                                  $27,144,701           $20,269,506
                                                                                  ===========           ===========

The accompanying notes are an integral part of these financial statements.

VMIC, Inc.

Statements of Operations For the Years Ended  September 30, 2000, 1999 and
1998


                                                                        2000            1999               1998

Sales:
    Hardware sales                                                  $ 37,722,036     $ 27,641,622      $ 30,370,261
    Software sales                                                       922,373          803,899           719,547
                                                                ---------------- ----------------   ---------------

        Total sales                                                   38,644,409       28,445,521        31,089,808
                                                                ---------------- ----------------   ---------------

Cost and expenses:
    Cost of products sold                                             14,251,141       12,367,744        10,816,007
    Research and development expense                                   5,229,578        5,601,454         6,231,572
    Selling, general, and administrative expense                      12,741,733       12,400,789        13,285,601
    Writedown of property and equipment (Note 2)                              --          154,662                --
    Writedown of capitalized software costs (Note 15)                    368,019        5,257,335                --
                                                                ---------------- ----------------   ---------------

                                                                      32,590,471       35,781,984        30,333,180
                                                                ---------------- ----------------   ---------------

        Operating income (loss)                                        6,053,938      (7,336,463)           756,628

Other income (expense):
    Interest income                                                       63,436           34,957            78,222
    Interest expense                                                 (1,005,097)        (821,212)         (557,849)
    Gain on disposal of property and equipment                                --           39,957             3,322
                                                                ---------------- ----------------   ---------------

                                                                       (941,661)        (746,298)         (476,305)
                                                                ---------------- ----------------   ---------------

        Income (loss) before income taxes                              5,112,277      (8,082,761)           280,323

Provision for (benefit from) income taxes                            (2,026,468)          163,466            75,600
                                                                ---------------- ----------------   ---------------

        Net income (loss)                                    $        7,138,745   $   (8,246,227)       $   204,723
                                                                      ==========        =========          ========

Net income (loss) per common and common equivalent share:
    Basic                                                                  $1.55          $(1.82)             $0.05
    Diluted                                                                $1.53          $(1.82)             $0.04

Weighted average common and common equivalent shares outstanding:
      Basic                                                            4,620,501        4,534,189         4,405,808
                                                                      ==========         ========          ========

      Diluted                                                          4,663,834        4,534,189         4,554,448
                                                                      ==========         ========          ========

The accompanying notes are an integral part of these financial statements.

VMIC, Inc.
Statements of Changes in Stockholders' Equity For the Years Ended September 30, 2000, 1999 and 1998

                                                                                      Retained
                                               Common Stock            Additional      Earnings             Total
                                      -----------------------------     Paid-In     (Accumulated       Stockholders'
                                             Shares      Amount         Capital       Deficit)            Equity
                                         ------------ ------------     ----------   -------------    ---------------

Balance, September 30, 1997                4,214,535    $421,454       $4,312,209      $4,663,423        $9,397,086

Issuance of common stock                     187,528      18,753        1,827,230              --         1,845,983

Exercise of stock options                     60,854       6,085          102,010              --           108,095

Income tax benefit from exercise
    of nonqualified stock options                 --          --          191,350              --           191,350

Net income                                        --          --               --         204,723           204,723
                                          ----------  ----------    -------------       ---------       -----------

Balance, September 30, 1998                4,462,917     446,292        6,432,799       4,868,146        11,747,237

Issuance of common stock                      38,598       3,860          353,782              --           357,642

Exercise of stock options                    108,056      10,806          248,067              --           258,873

Purchase of common stock for
    constructive retirement                 (29,555)     (2,956)        (240,973)              --         (243,929)

Income tax benefit from exercise
    of nonqualified stock options                 --          --           16,639              --            16,639

Net loss                                          --          --               --     (8,246,227)       (8,246,227)
                                          ----------  ----------    -------------       ---------       -----------
Balance, September 30, 1999                4,580,016     458,002        6,810,314     (3,378,081)         3,890,235

Issuance of common stock                      39,899       3,989          309,099              --           313,088

Exercise of stock options                     77,810       7,781          319,574              --           327,355

Purchase of common stock for                (29,322)     (2,932)        (264,692)              --         (267,624)
    constructive retirement

Income tax benefit from exercise
    of nonqualified stock options                 --          --           21,635              --            21,635

Net income                                        --          --               --       7,138,745         7,138,745
                                           ---------    --------       ----------      ----------       -----------
Balance, September 30, 2000                4,668,403    $466,840       $7,195,930      $3,760,664       $11,423,434
                                           =========    ========       ==========      ==========        ==========


The accompanying notes are an integral part of these financial statements.

VMIC,Inc.
Statements of Cash Flows For the Years Ended  September 30, 2000, 1999 and
1998

                                                                          2000               1999             1998

Cash flows from operating activities:
    Net income (loss)                                                   $7,138,745     $(8,246,227)      $  204,723
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                    2,856,538        3,016,394       2,579,073
        Provision for losses on accounts receivable                            221        (134,001)          83,921
        Reserve for inventory obsolescence                               (368,019)          635,215              --
        Stock issued in lieu of cash compensation                          244,475          255,940          71,680
        Gain on disposal of property and equipment                              --         (39,957)         (3,322)
        Writedown of capitalized software costs                            368,019        5,257,335          67,479
        Writedown of property and equipment                                     --          154,662              --
        Income tax benefit from exercise of nonqualified stock options      21,635           16,639         191,350
        Change in operating assets and liabilities:
           Accounts receivable                                         (1,289,172)        (580,198)       (509,119)
           Inventories                                                 (2,615,251)        (350,219)       (811,003)
           Prepaid expenses                                               (22,343)          140,250       (159,517)
           Income tax receivable                                           101,315          467,218       (295,188)
           Deferred income taxes                                       (2,141,738)          146,828          54,441
           Accounts payable                                                163,271        (390,113)       1,206,001
           Income tax payable                                               93,635               --              --
           Accrued liabilities                                            (83,227)        (220,111)         244,321
                                                                    --------------  --------------- ---------------
               Total adjustments                                       (2,670,641)        8,375,882       2,720,117
                                                                    --------------  --------------- ---------------
               Net cash provided by operating activities                 4,468,104          129,655       2,924,840
                                                                    --------------  --------------- ---------------
Cash flows from investing activities:
    Purchases of property, plant and equipment                         (2,755,494)      (1,441,990)     (3,304,007)
    Purchased product and software costs                                        --        (456,283)       (288,150)
    Capitalized software development costs                               (998,754)      (2,755,940)     (2,195,068)
    Proceeds from dispositions of property and equipment                        --           79,768          10,570
                                                                    --------------  --------------- ---------------
               Net cash used in investing activities                   (3,754,248)      (4,574,445)     (5,776,655)
                                                                    --------------  --------------- ---------------
Cash flows from financing activities:
    Proceeds from issuance of notes and mortgages                        2,042,662        1,671,358       5,120,581
    Proceeds from line of credit                                                --        4,100,000              --
    Principal payments on notes and mortgages                          (1,774,345)      (1,388,303)     (3,562,293)
    Repayment of line of credit                                        (1,100,000)               --       (400,000)
    Proceeds from issuance of common stock                                 395,968          360,575       1,882,398
    Purchase of common stock for constructive retirement                 (267,624)        (243,929)              --
                                                                    --------------  --------------- ---------------
               Net cash (used in) provided by financing activities       (703,339)        4,499,701       3,040,686
                                                                    --------------  ------------------------------
               Net increase in cash and cash equivalents                    10,517           54,911         188,871

Cash and cash equivalents, beginning of year                               582,883          527,972         339,101
                                                                    --------------  --------------- ---------------
Cash and cash equivalents, end of year                                 $   593,400   $      582,883   $     527,972
                                                                          ========        =========       =========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                             $ 1,004,566   $      793,612    $    558,150
                                                                          ========        =========       =========
    Cash paid during the year for income taxes
                                                                       $        --   $           --    $    125,000
                                                                          ========        =========       =========

The accompanying notes are an integral part of these financial statements.

1.       Nature of Business

         Effective November 12, 1998, VME Microsystems International Corporation changed its name to VMIC, Inc. (the Company). The Company is a global company that develops, markets, and sells more than 200 different products worldwide. The Company manufactures products for all popular buses including CompactPCI (CPCI), VMEbus, PCI, PMC, Multibus I, ISA and PC-MIP. Products range from analog and digital I/O boards and drivers, distributed I/O, embedded single board computers (CPUs), Reflective Memory, Fibre Channel, and component Soft Logic PC-based control software (IOWorks) to complete systems for industrial control, test and measurement, telecommunications, simulation and training, and Storage Area Networks (SANs). The Company provides products that emphasize open architecture, modularity and flexibility. The Company, which is located in Huntsville, Alabama, primarily sells within the United States, but has international sales. These international sales are denominated in United States currency.

2.       Summary of Significant Accounting Policies

         The  financial   statements  of  the  Company   include  the  following
         significant accounting policies:

         Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

         Inventories - Inventory is carried at the lower of cost or market, with cost being determined using the first-in, first-out method.

         Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes and mortgages approximate fair value because the underlying instruments are either at variable interest rates which reprice frequently or at stated rates of interest that approximate market.

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in the income statement. Routine maintenance and repairs are charged to expense when incurred. Expenditures that materially increase values, change capacities or extend useful lives of the respective assets are capitalized.

         Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

                  Buildings                                   15 years
                  Machinery and equipment                  3 - 5 years
                  Furniture and fixtures                       5 years
                  Automobiles                                  4 years

         During periods of construction, the Company capitalizes interest expenditures for certain assets requiring an extended period of time to place in service. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life. Interest in the amount of $0, $10,808 and $30,790 was capitalized during 2000, 1999 and 1998, respectively.

         Purchased Product and Software Costs - Certain purchased product and software costs are being amortized over three to five years. Amortization expense for the years ended September 30, 2000, 1999 and 1998 was $176,929, $267,702 and $250,542, respectively.

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

         Amortization  of  capitalized  software  costs  is  provided  over  the estimated economic useful life of the software product on a straight-line basis, generally five years. Amortization begins when a product master is made. Accumulated amortization as of September 30, 2000 and 1999 was $1,956,438 and $1,313,022, respectively. Amortization expense for the years ended September 30, 2000, 1999 and 1998 was $643,416, $607,300 and $471,598, respectively.

        Impairment of Long-Lived Assets - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. Losses in the amount of $154,662 were recognized for the year ended September 30, 1999. There were no such losses recognized during 2000 or 1998.

        Liability for Warranty Returns - The Company's sales generally include a three-year warranty for product defects. The liability for warranty returns approximated $500,000 at September 30, 2000 and 1999 and is management's estimate of the Company's liability for such warranty returns (at cost to repair or replace products) on sales made by the Company. This liability is included in accrued liabilities on the accompanying balance sheets.

         Revenue Recognition - The Company's revenue is primarily derived from two sources: (1) hardware sales to distributors and end users and (2) software sales. The Company generally recognizes revenue from product sales upon shipment if a signed purchase order exists, the fee is fixed and determinable, collection of resulting receivable is probable and product returns are reasonably estimable. Revenue from hardware sales is recorded net of any discounts and provisions for warranty returns. Revenue from the sale of software products for which no technical support is provided is generally recognized upon shipment of the products, net of estimated returns.

         Research and Development Costs - Research and development costs incurred prior to the establishment of technological feasibility are expensed as incurred.

         Advertising  Expense -  Advertising  costs are  expensed  as  incurred.
         Advertising expense totaled approximately $626,000, $848,000 and $907,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

         Shipping and Handling Fees and Costs- The Company's shipping and handling fees are included in total sales and the related costs are included in cost of products sold in the accompanying statements of operations.

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

         Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, as permitted under the provisions of Statements of Financial Accounting Standards (SFAS) 123 Accounting for Stock-Based Compensation. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

         In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133, which deferred the effective date provisions of SFAS No. 133 for the Company until fiscal 2000. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company currently does not hold derivative instruments or engage in hedging activities.

         In 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101 and believes that its existing accounting policies are in accordance with the guidance provided in the SAB.

         Reclassifications - Certain reclassifications have been made to the 1999 and 1998 amounts in order to conform to the 2000 presentation.

3.       Inventories

         Inventories consist of the following at September 30, 2000 and 1999:


                                                         2000                1999


   Raw materials                                    $  4,146,871          $  2,511,460
   Work in process                                     2,361,306             1,232,573
   Finished goods                                      1,400,532             1,549,425
                                                 ---------------      ----------------

                                                       7,908,709             5,293,458
  Less reserve for inventory obsolescence              (267,196)             (635,215)
                                                ----------------      ----------------

                                                   $   7,641,513         $   4,658,243
                                                      ==========            ==========


4.       Property, Plant and Equipment

         Property,  plant and  equipment  consists of the following at September
30, 2000 and 1999:

                                                          2000                  1999

       Land                                          $    676,313          $    676,313
       Buildings                                        5,744,695             5,747,420
       Machinery and equipment                         10,786,306             8,048,088
       Furniture and fixtures                              55,142                55,142
       Automobiles                                         67,592                67,592
       Construction in progress                            20,000
                                                  ---------------       ---------------

                                                       17,350,048            14,594,555
       Less accumulated depreciation                  (8,464,925)           (6,428,733)
                                                 ---------------        ---------------

                                                    $  8,885,123           $  8,165,822
                                                    ============           ============



5.       Notes and Mortgages

         Notes and mortgages payable at September 30, 2000 and 1999 consist of the following:


                                                                              2000                 1999


          Short-term obligations:
          Current portion of mortgages payable (1)                    $      177,583        $      164,826
          Current portion of notes payable (2)                             1,892,672             1,488,284
          Line of credit (3)                                               3,000,000             4,100,000
                                                                   -----------------     -----------------

                                                                      $    5,070,255        $    5,753,110
                                                                      ==============        ==============
       Long-term obligations:
          Mortgages payable (1)                                       $    3,248,111        $    3,425,694
          Notes payable (2)                                                3,050,869             3,022,114
                                                                   -----------------     -----------------

                                                                      $    6,298,980         $   6,447,808
                                                                      ==============        ==============


         (1) Mortgages on buildings and land with unpaid principal balances becoming due through 2004. Interest rates ranged from 7.0% to 7.5% at September 30, 2000. The mortgages are collateralized by buildings and land with a net book value of $4,161,114 and $4,548,064 at September 30, 2000 and 1999, respectively.

         (2) Automobile and equipment financing payable in monthly installments ranging from $806 to $70,200 with the final payment due in June 2005; payments include interest at rates ranging from 7.5% to 8.3% at September 30, 2000. Automobiles and equipment with a net book value of approximately $4,759,000 and $4,243,000 at September 30, 2000 and 1999, respectively, serve as collateral.

          (3) The Company can also borrow under an $8,000,000 revolving line of credit with an interest rate of 7.75% at September 30, 2000. The line of credit is collateralized primarily by accounts receivable and inventory of the Company. The line of credit agreement expires on March 1, 2001. The Company had $3,000,000 and $4,100,000 of outstanding borrowings under this line of credit agreement at September 30, 2000 and 1999, respectively. Under this agreement, the Company is subject to certain restrictive covenants which include a minimum tangible net worth, a maximum net worth ratio, a minimum amount of working capital, a minimum current ratio and a minimum fixed charge ratio. The Company is in compliance with or has received appropriate waivers of these covenants as of September 30, 2000.

The aggregate maturities of notes and mortgages at September 30, 2000 are as follows:

                           2001                       $    5,070,255
                           2002                            1,452,561
                           2003                            3,094,146
                           2004                            1,459,755
                           2005                              292,518
                                                       -------------

                                                       $  11,369,235
                                                       =============


6.       Stock Option Plan

         The Company has a stock option plan under which 1,062,000 shares of common stock have been reserved for issue to certain employees, officers, and directors through incentive stock options and nonqualified stock options at September 30, 2000. The options vest and are exercisable primarily over a four year period from the date of grant and normally expire either five years or ten years from the date of grant depending on when the options were granted.

         Transactions for 2000, 1999 and 1998, are as follows:

                                                                                                   Weighted-
                                                                  Number of      Range of           Average
                                                                   Options    Exercise Prices   Exercise Price
                                                              --------------  ----------------  --------------

       Options outstanding, September 30, 1997                      543,766      $4.25-$10.00           $6.13
       Options granted                                               92,887     $10.00-$11.50          $11.46
       Options exercised                                           (60,854)      $4.25-$10.00           $6.19
       Options canceled                                            (54,880)      $4.90-$11.50           $8.34
                                                              --------------  ----------------  --------------

       Options outstanding, September 30, 1998                      520,919      $2.125-$4.00           $2.29
       Options granted                                               52,900       $4.00-$8.00           $7.89
       Options exercised                                          (108,056)      $2.125-$4.90           $2.54
       Options canceled                                            (56,146)      $2.125-$2.45           $2.30
                                                              --------------  ----------------  --------------

       Options outstanding, September 30, 1999                      409,617      $4.90-$11.50           $8.51
       Options granted                                               56,100      $6.84-$11.04           $7.44
       Options exercised                                           (77,810)      $2.45-$11.50           $4.21
       Options canceled                                            (94,484)      $6.84-$11.04           $9.13
                                                              --------------  ----------------  --------------

       Options outstanding, September 30, 2000                      293,423      $6.84-$11.50           $9.17
                                                              ==============    ==============   ==============

         The  following  table  summarizes   information   about  stock  options
outstanding at September 30, 2000:


                                            Options Outstanding                     Options Exercisable
                               ---------------------------------------------    ------------------------------
                                                 Weighted
                                                  Average         Weighted                       Weighted-
               Range of                          Remaining         Average                        Average
               Exercise          Number         Contractual       Exercise        Number         Exercise
                Prices         Outstanding         Life            Price        Exercisable        Price
             -------------   --------------   ---------------   ------------- --------------- --------------

                $6.84                45,300             $8.95          $6.84               --             --
           $8.00 - $10.00           182,870             $5.18          $8.93           79,513          $8.61
               $11.04                 8,000             $9.89         $11.04               --             --
               $11.50                57,253             $7.41         $11.50           11,451         $11.50
                               ------------                                    --------------

                                    293,423                                            90,964
                                ===========                                    ==============


         The Company applies APB Opinion 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized related to the stock options. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:


                                                               2000               1999              1998

              Net income (loss) - as reported                $7,138,745     $(8,246,227)         $ 204,723
              Net income (loss) - pro forma                  $6,971,504     $(8,443,623)           $ 9,605
              Diluted income (loss) per share - as reported       $1.53          $(1.82)             $0.04
              Diluted income (loss) per share - pro forma         $1.50          $(1.86)             $0.00

         The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant was estimated on the grant date using the following assumptions:



                                                2000             1999             1998

         Dividend yield                         0%              0%                0%
         Expected life (years)                 1-4              1-4              1-4
         Risk-free interest rate           4.34% - 6.79%    4.34% - 7.74%     4.76% - 6.63%


         In addition to the stock options granted under the stock option plan, the Company has granted bonuses to employees in the form of stock awards, which vest in variable terms, not to exceed five years. The nonvested shares of the stock awards outstanding at September 30, 2000 and 1999 were 36,050 and 26,609, respectively. During 2000 and 1999, 15,709 and 24,745, respectively, shares of the Company's common stock were issued and $88,733 and $165,400, respectively, was charged to expense.


7.       Income Taxes

         The components of the provision for (benefit from) income taxes for the years ended September 30, 2000, 1999 and 1998 are as follows:



                                                               2000              1999              1998

      Current:
        Federal                                             $    93,635   $            --   $       13,599
        State                                                        --                --            7,560
                                                             -----------   --------------   --------------

          Total current                                          93,635                --           21,159
       Deferred                                             (2,120,103)           163,466           54,441
                                                            -----------    --------------   --------------

          Total provision for (benefit from) income taxes  $(2,026,468)   $       163,466     $      75,600
                                                           ============   ===============     =============



         Temporary   differences   which  generated   deferred  tax  assets  and
         liabilities at September 30, 2000 and 1999 are as follows:

                                                                                  2000              1999

Current deferred tax asset:
    Accounts receivable                                                     $     90,768     $      90,550
    Inventory                                                                     96,778           278,077
    Accruals and other                                                           329,793           624,132
                                                                          --------------    --------------

                                                                                 517,339           992,759
    Valuation allowance                                                               --         (992,759)
                                                                          --------------    --------------

      Net current deferred tax asset                                         $   517,339        $       --
                                                                          ===============   ==============

Noncurrent deferred tax asset (liability):
    Property, plant, and equipment                                           $   154,855       $   161,179
    Software development costs                                                  (77,739)         (103,227)
    Loss carryforwards                                                           226,437         1,980,439
    Tax credits                                                                1,320,846            67,137
                                                                          --------------    --------------
                                                                               1,624,399         2,105,528
    Valuation allowance                                                               --       (2,105,528)
                                                                          --------------    --------------
      Net noncurrent deferred tax asset                                      $ 1,624,399 $              --
                                                                          ===============   ==============


         The ultimate realization of the net deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. Based on the Company's results of operations, it is more likely than not that the net deferred tax asset will be realized. Accordingly, the valuation allowance has been removed for the entire net deferred tax asset.

        During 2000 and 1999, temporary differences resulted primarily from using different methods of depreciation for book and tax purposes, the capitalization of certain inventory costs for tax purposes, the capitalization of certain software development costs for book purposes, accrued warranty expense, and differences in the deduction of bad debts and compensated absences for book and tax purposes.

        The Company has remaining research and experimentation tax credit carryforwards for federal income tax purposes available to reduce future federal income taxes, if any. These carryforwards expire in varying amounts between 2002 and 2015. The Company also has approximately $160,773 in minimum tax carryforwards available for years beginning after September 30, 2000. The Company has approximately $580,651 and $1,061,976 of regular and alternative minimum tax net operating loss carryforwards, respectively, which expire in 2014.

        The provision for (benefit from) income taxes differs from the amounts computed by applying the statutory federal income tax rate of 34 percent to income before income taxes. The reasons for these differences are as follows:

                                                                       2000               1999              1998

       Income tax expense at statutory federal income
          tax rate                                                  $  1,738,174     $(2,748,009)    $       95,310
       Effect of tax credits                                           (755,091)               --          (40,488)
       State income taxes - net of federal income tax benefit             88,736        (178,671)             7,102
       Miscellaneous                                                          --          (8,141)            13,676
                                                                 ---------------  ---------------    --------------

                                                                       1,071,819      (2,934,821)            75,600
       Valuation allowance                                           (3,098,287)        3,098,287                --
                                                                 ---------------   --------------    --------------

             Total provision for (benefit from) income taxes        $(2,026,468)     $    163,466    $       75,600
                                                                 ===============     ============    ==============

8.       Employee Benefit Plan

         In 1991,  the Company  adopted an  incentive  savings plan (the Savings
         Plan) for all of its employees. The Savings Plan provides certain employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code. Upon approval by the Board of Directors, the Company will match one-fourth of the participants' contributions, limited to 6% of a participant's income. An employee's interest in the Company's contributions begins vesting after one year and becomes 100% vested after five years. Amounts expensed for the Savings Plan amounted to approximately $117,000, $110,000 and $110,000 in 2000, 1999 and 1998,
         respectively.

9.       Employee Stock Purchase Plan

         In 1992, the Company adopted an employee stock purchase plan (the Stock
         Plan) for employees who have been employed by the Company for the twelve months immediately preceding the date of participation in the Stock Plan. The Stock Plan provides for the Company to withhold any amount, not to exceed $25,000, for the purpose of purchasing shares of the Company's stock at 85% of its fair market value on a quarterly basis. The Company has reserved 100,000 shares of its common stock for issuance under the Stock Plan. Included in accrued liabilities at September 30, 2000 and 1999 in the accompanying balance sheets, is approximately $36,751 and $71,194, respectively, withheld from employees to purchase the Company's common stock under the Stock Plan.


10.      Commitments and Contingent Liabilities

         During the normal course of business, the Company is subjected to various lawsuits and claims. Management does not anticipate any judgments against the Company in excess of its insurance coverage or liabilities already established which would have a material impact, individually or in the aggregate, on the financial statements of the Company. In addition, the Company has entered into certain noncancelable, nonrefundable purchase commitments. Outstanding commitments under these agreements were approximately $0 and $80,000, respectively at September 30, 2000 and 1999.

11.      Earnings Per Share

         A summary of the  calculation  of basic and diluted  earnings per share
         (EPS) for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                                              Income
                                                              (Loss)            Shares             Per-Share
                                                            (Numerator)      (Denominator)          Amount
                                                         ---------------- ------------------     ------------

                                       2000
       Basic EPS:
          Income available to common stockholders         $   7,138,745        4,620,501             $1.55
       Effect of dilutive securities:
          Stock options                                              --           43,333                --

       Diluted EPS                                        $   7,138,745        4,663,834             $1.53

                                      1999
       Basic EPS:
          Loss available to common stockholders           $ (8,246,227)        4,534,189           $(1.82)
       Effect of dilutive securities:
          Stock options                                              --               --                --

       Diluted EPS                                        $ (8,246,227)        4,534,189           $(1.82)

                                     1998
       Basic EPS:
          Income available to common stockholders        $      204,723        4,405,808             $0.05
       Effect of dilutive securities:
          Stock options                                              --          148,640                --

       Diluted EPS                                       $      204,723        4,554,448             $0.04



         Options to purchase 145,254 shares of common stock at $10.00, $11.04 and $11.50 per share were outstanding during 2000 but are not included in the computation of 2000 diluted EPS because the options' exercise prices were greater than the average market price of common shares. The options, which expire through 2010, were still outstanding at September 30, 2000. Options to purchase 409,617 shares of common stock at prices ranging from $4.90 to $11.50 per share were outstanding at September 30, 1999 but were not included in the computation of diluted EPS because inclusion of such options would have been antidilutive. Options to purchase 90,137 shares of common stock at $11.50 per share were outstanding during 1998 but are not included in the computation of 1998 diluted EPS because the options' exercise prices were greater than the average market price of common shares. The options, which expire through September 2008, were still outstanding at September 30, 1998.

12.      Related Parties

         The Company compensates the members of its board of directors for consulting services. Total expenses for these consulting services were $23,750, $187,350 and $35,000 for the years ended September 30, 2000,
         1999 and 1998, respectively. Included in accrued liabilities at September 30, 2000 and 1999 is $0 and $135,000, respectively, of consulting fees that were owed to one member of the board of directors.

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

         The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the years ended September 30, 2000, 1999 and 1998 are summarized as follows:


                                                                2000              1999             1998
                                                                             (In Thousands)
                                                       --------------------------------------------------------

       Total sales:
          U.S.                                            $      31,180    $      21,939     $      25,389
          International                                           7,464            6,507             5,701
                                                         --------------  ---------------   ---------------

                                                              $  38,644    $      28,446     $      31,090
                                                         ==============  ===============   ===============

       Gross profit:
          U.S.                                            $      20,002    $      12,765     $      16,925
          International                                           4,391            3,313             3,349
                                                         --------------   --------------   ---------------

                                                           $     24,393    $      16,078     $      20,274
                                                         ==============  ===============   ===============

         The  Company's  identifiable  assets as of September  30, 2000,  1999 and 1998 relate to the U.S.  segment only.

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


                                                                       Three Months Ended
                                                ----------------------------------------------------------------
                                                    December 31,    March 31,     June 30,     September 30,
                                                        1998          1999          1999           1999
                                                   ---------------------------- -----------------------------
(In Thousands, Except for Per Share Amounts)

Net sales                                           $    7,705    $   6,672    $   6,116      $      7,953
Gross profit                                        $    4,854    $   4,211    $   3,748      $      3,265
Operating loss                                      $    (264)    $   (384)    $   (211)      $    (6,477)
Net loss                                            $    (291)    $   (410)    $   (304)      $    (7,241)
Net loss per share (1):
    Basic                                              $(0.07)      $(0.09)    $  (0.07)       $    (1.60)
    Diluted                                            $(0.07)      $(0.09)    $  (0.07)       $    (1.60)




                                                                       Three Months Ended
                                                ----------------------------------------------------------------
                                                    December 31,    March 31,     June 30,     September 30,
                                                        1999          2000          2000           2000
                                                   ---------------------------- -----------------------------
(In Thousands, Except for Per Share Amounts)

Net sales                                           $    8,353    $   9,252    $   9,946        $   11,093
Gross profit                                        $    5,335    $   5,885    $   6,207        $    6,966
Operating income                                    $    1,079    $   1,347    $   1,562        $    2,066
Net income                                          $      847    $   3,585    $     905        $    1,802
Net income per share (1):
    Basic                                                $0.18        $0.78      $  0.20         $    0.39
    Diluted                                              $0.18        $0.78      $  0.20         $    0.37



(1) The net income (loss) per share for each quarter within a fiscal year does not necessarily equal the total net income per share for that particular fiscal year due to variations in the estimated value of the Company's common stock during the year and the effect these variations had on the shares outstanding calculation.

15.      Significant Fourth-Quarter Event

         In the fourth quarter of 2000 and 1999, the Company recorded charges of $368,019 and $5,257,335, respectively, for the write-down of certain software development costs and purchased product and software costs. Due to the fact that the market for processed control software failed to grow at the rate experts projected, the Company has significantly restructured the software sales staff and realigned the product mix to be more in line with the end-users' needs. Effective September 1999, this change resulted in a significant reduction in the software sales force and the hiring of a new software sales manager with extensive knowledge of the industry and the end-users' needs. The write-down is based on management's estimates of the gross future sales that can be generated from the existing software products marketed by the Company. The estimate takes into consideration no additional development costs being incurred to increase the marketability of the products.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
           FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEMS 10, 11, 12, and 13.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for by Items 10, 11, 12, and 13 is incorporated herein by reference to VMIC's definitive Proxy Statement furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on February 18, 2001.


                                     PART IV


  ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The  following  documents are filed as part of this report

(I) The financial statements and other financial information of VMIC, Inc. set forth below and the Report of Independent Auditors thereon are incorporated by reference from pages 49 through 70 of this Form 10-K Annual Report:

      Balance Sheets at September 30, 2000, 1999 and 1998

      Statements of Operations For the Years Ended September 30, 2000, 1999 and 1998

      Statements of Changes in Stockholders' Equity For the Years Ended September 30, 2000, 1999 and 1998

      Statements of Cash Flows For the Years Ended September 30, 2000, 1999 1998

      Notes to Financial Statements

      Report of PricewaterhouseCoopers LLP, Independent Auditors

      Selected Quarterly Financial Data

    (II)Financial Statement Schedule:
                                                                          Page
                                                                          -----
       Schedule II Valuation and Qualifying  Accounts and Reserves         73
       for each of the three years in the period ended September 30, 2000.

       All other Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 2000.

(c) Exhibits:

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

10.1+    Consolidated Nonqualified and Incentive Stock Option Plan*

10.2+    Form of Nonqualified Stock Option Agreement*

10.3+    Form of Incentive Stock Option Agreement*

10.4+    1992 Employee Stock Purchase Plan and Amendment*





----------

*   Management contract or compensatory plan or arrangement
+   Previously filed.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                                     Balance at           Additions           Deductions           Balance at
                                                     Beginning           Charged to              from                  End
                                                      of Year              Income              Reserves              of Year
                                                   ---------------     ----------------     ----------------     ----------------

Inventory Reserve
   Year ended September 30, 2000                        $ 635,215                  $ -            $ 368,019            $ 267,196
   Year ended September 30, 1999                              $ -            $ 635,215                  $ -            $ 635,215
   Year ended September 30, 1998                              $ -                  $ -                  $ -                  $ -


Allowance for Doubtful Accounts
   Year ended September 30, 2000                        $ 250,382             $ 75,000             $ 74,779            $ 250,603
   Year ended September 30, 1999                        $ 384,383             $ 24,381            $ 158,382            $ 250,382
   Year ended September 30, 1998                        $ 300,462             $ 90,000              $ 6,079            $ 384,383


Deferred Tax Asset Valuation Allowance
   Year ended September 30, 2000                      $ 3,098,287                  $ -          $ 3,098,287                  $ -
   Year ended September 30, 1999                              $ -          $ 3,098,287                  $ -          $ 3,098,287
   Year ended September 30, 1998                              $ -                  $ -                  $ -                  $ -


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 28th day of December 2000.

                  VMIC, INC.

                  By:  Carroll E. Williams,

                  --------------------
                  Carroll E. Williams,
                  President, CEO and Chairman of the Board


Signature                        Title                  Date

Carroll E. Williams
___________________              Director                 December 28, 2000
Carroll E. Williams

Mary W. Williams
___________________              Director                 December 28, 2000
Mary W. Williams

Arthur Faulkner
___________________              Director                 December 28, 2000
Arthur Faulkner

Alfred F. Casteleyn
___________________              Director, Vice President December 28, 2000
Alfred F. Casteleyn              Sales and Marketing

Ernest Potter
__________________               Director                 December 28, 2000
Ernest Potter

R. Gary Saliba
___________________              Director                 December 28, 2000
R. Gary Saliba

Jim Caudle, Sr.
___________________              Director                 December 28, 2000
Jim Caudle, Sr.

Gordon Hubbert
___________________              Vice President and       December 28, 2000
Gordon Hubbert                   Principal Financial
                                 and Accounting Officer