Form 10-Q
period 2000-12-31
VMIC INC
filed 2001-02-14
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                        (X) QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

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



                          COMMON STOCK, $.10 PAR VALUE
                4,681,668 shares outstanding on December 31, 2000

                                    FORM 10-Q
                                   VMIC, Inc.

             QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2000



                                      INDEX


                                                    Page

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of December 31, 2000 (Unaudited)
         and September 30, 2000...............................................1

         Condensed Statements of Operations for the Three Months Ended
         December 31, 2000 and December 31, 1999 (Unaudited)..................2

         Condensed  Statements of Cash Flows for the Three Months Ended
         December 31, 2000 and December 31, 1999 (Unaudited)..................3

         Notes to Condensed Financial Statements (Unaudited)..................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........12

Part II. OTHER INFORMATION

         Signatures..........................................................19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


VMIC, Inc.
Condensed Balance Sheets

                                                                                           December 31,     September 30,
                                                                                             2000              2000
                                                                                          (Unaudited)
                                                                                          -------------   ---------------
                                     ASSETS

Current assets:

   Cash and cash equivalents                                                     $            1,593,044   $       593,400
   Accounts receivable, net of allowance for doubtful accounts of
     $250,603 at December 31, 2000 and September 30, 2000                                     6,678,516         6,369,480

   Inventories                                                                                7,565,968         7,641,513

   Prepaid expenses                                                                             197,041           132,826
   Income tax receivable                                                                         10,238             5,238

   Deferred income taxes                                                                        517,339           517,339
                                                                                  ---------------------   ---------------

          Total current assets                                                               16,562,146        15,259,796


Property, plant, and equipment, net                                                           8,543,326         8,885,123
Purchased product and software costs, net                                                       507,470           551,701
Software development costs, net                                                                 837,354           823,682
Deferred income taxes                                                                         1,624,399         1,624,399
                                                                                  --------------------    ---------------

                                                                                 $           28,074,695   $    27,144,701
                                                                                  =====================  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                              $            2,567,948   $     2,140,555
   Income tax payable                                                                           722,101            93,635
   Accrued liabilities                                                                        1,876,021         2,117,842
   Current portion of notes and mortgages                                                     3,331,083         5,070,255
                                                                                  ---------------------   ---------------


          Total current liabilities                                                           8,497,153         9,422,287


Notes and mortgages, less current portion above                                               6,514,324         6,298,980
                                                                                  --------------------    ---------------

          Total liabilities                                                                  15,011,477        15,721,267
                                                                                   --------------------   ---------------

Stockholders' equity:

   Common stock, par value $0.10 (10,000,000 shares authorized;  4,681,668 and 4,668,403 shares issued and outstanding at December 31, 2000
     and September 30, 2000, respectively)                                                      468,167           466,840

   Additional paid-in capital                                                                 7,301,612         7,195,930
   Retained earnings                                                                          5,293,439         3,760,664
                                                                                  ---------------------    ---------------



          Total stockholders' equity                                                         13,063,218        11,423,434
                                                                                  ---------------------   ---------------

                                                                                 $           28,074,695   $    27,144,701
                                                                                  =====================   ================
See notes to condensed financial statements.


VMIC, Inc.
Condensed Statements of Operations
(Unaudited)

                                                                          Three months ended

                                                                      December 31,         December 31,
                                                                       2000                 1999
                                                                     -------------      ---------------

Sales:

    Hardware sales                                                $     12,689,038     $      8,152,625
    Software sales                                                         320,599              200,554
                                                                ------------------   ------------------
        Total sales                                                     13,009,637            8,353,179
                                                                ------------------   ------------------

Cost and expenses:

   Cost of products sold                                                 5,588,600            3,017,575
   Research and development expense                                      1,316,305            1,285,591
   Selling, general and administrative expense                           3,629,093            2,971,066
                                                                ------------------   ------------------
                                                                        10,533,998            7,274,232
                                                                -------------------  -------------------

          Operating income                                               2,475,639            1,078,947

Other expense, net                                                       (221,552)            (232,307)
                                                                 ------------------   -----------------

          Income before income taxes                                     2,254,087              846,640


Provision for income taxes                                                 721,308                   --
                                                                 ------------------   -----------------



          Net income                                              $      1,532,779     $       846,640
                                                                ===================  ==================

Net income per common and common equivalent share:

   Basic                                                                     $0.33                $0.18
                                                               ===================   ==================
   Diluted                                                                   $0.32                $0.18
                                                               ===================   ==================


Weighted average common and common equivalent

   shares outstanding:

     Basic                                                               4,674,279            4,594,912
                                                               ===================   ==================
     Diluted                                                             4,737,423            4,638,821
                                                               ===================   ==================



See notes to condensed financial statements.


VMIC, Inc.
Condensed Statements of Cash Flows
(Unaudited)

                                                                               Three months ended

                                                                             December 31,     December 31,
                                                                                  2000             1999
                                                                          ----------------   -------------


Cash flows from operating activities:

   Net income                                                             $      1,532,779   $     846,640
    Adjustments  to  reconcile  net  income to net cash
      Provided  by  operating activities:
       Depreciation and amortization                                               691,425         622,042
       Stock issued in lieu of cash compensation                                        --          29,813
    Write-down of capitalized software costs                                        35,558              --
       Change in operating assets and liabilities:

          Accounts receivable                                                    (314,037)          67,589
          Inventories                                                               75,546       (475,634)
          Prepaid expenses                                                        (64,215)        (57,130)
          Income tax receivable                                                     10,238         101,315
          Accounts payable                                                         375,184       (162,459)
          Accrued liabilities                                                    (337,589)       (594,793)
          Income tax payable                                                       629,466              --
                                                                          ---------------- ---------------
              Total adjustments                                                  1,096,576       (469,257)
                                                                          ---------------- ---------------
              Net cash provided by operating activities                          2,629,355         377,383
                                                                          ---------------- ---------------
Cash flows from investing activities:

   Purchases of property, plant and equipment                                    (212,891)       (241,927)
   Software development costs and purchased product and
   software costs                                                                       --       (208,735)
                                                                           ---------------- --------------
               Net cash used in investing activities                             (212,891)       (450,662)
                                                                           ---------------- --------------
Cash flows from financing activities:

   Proceeds from issuance of long-term debt                                        788,918              --
   Principal payments on long-term debt                                        (2,312,747)       (396,263)
   Proceeds from issuance of Common Stock                                               --          89,475
                                                                           ---------------- --------------
               Net cash used in financing activities                           (1,416,820)       (306,788)
                                                                           ---------------- --------------
Net increase (decrease) in cash and
   cash equivalents                                                                999,644       (380,067)
Cash and cash equivalents, beginning of period                                     593,400         582,883
                                                                          ---------------- ---------------

Cash and cash equivalents, end of period                                  $    1,593,044     $     202,816
                                                                          ================ ===============

See notes to condensed financial statements.

                                   VMIC, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


1.     Basis of Presentation

       The accompanying unaudited condensed financial statements of VMIC, Inc. (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed financial statements as of and for the interim period ended December 31, 2000 should be read in conjunction with the Company's financial statements as of and for the year ended September 30, 2000 included in the Company's Form-10K filed December 29, 2000. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. The September 30, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.     Stock Options

       The Company granted 22,600 options to purchase shares of common stock on varying dates throughout the quarter to employees under the Employee Stock Option Plan, at the market price as of the effective dates of the grants. Also options to purchase 7,465 shares of common stock were exercised during the quarter.

                                   VMIC, Inc.
               Notes to Condensed Financial Statements (Continued)
                                   (Unaudited)

3.  Earnings Per Share (Unaudited)

Earnings Per Share:
A summary of the calculation of basic and diluted earnings per share is as follows:

                                                          Income               Shares          Per-Share
                                                        (Numerator)        (Denominator)         Amount
                                                   --------------------- ------------------ ----------------

   Three months ended December 31, 2000

Basic EPS:

   Income available to common stockholders                 $    1,532,779          4,674,279       $    0.33
Effect of dilutive securities:
   Stock options                                                                      63,144

Diluted EPS                                                $    1,532,779          4,737,423       $    0.32

    Three months ended December 31, 1999

Basic EPS:

   Income available to common stockholders                 $      846,640          4,594,912       $    0.18
Effect of dilutive securities:
   Stock options                                                                      43,909

Diluted EPS                                                $      846,640          4,638,821       $    0.18

4.    Inventories

At December 31, 2000 and September 30, 2000, inventories consist of the following:

                                                         December 31,        September 30,
                                                            2000                 2000
                                                         (Unaudited)
                                                    --------------------- ------------------

Raw Materials                                             $     4,840,262     $    4,146,871
Work in Process                                                 1,429,541          2,361,306
Finished Goods                                                  1,563,361          1,400,532
                                                    --------------------  ------------------
                                                                7,833,164          7,908,709

Less: Reserve for Inventory Obsolescence                        (267,196)          (267,196)
                                                    --------------------  ------------------

                                                           $    7,565,968     $    7,641,513
                                                    ===================== ==================

 5.    Segment Reporting (Unaudited)

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

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the three months ended December 31, 2000 and 1999 are summarized as follows:




                                          Three Months Ended

                                    December 31,      December 31,
                                        2000              1999
                                 ------------------  ------------------


Total Sales:

        U.S.                        $     10,373,115   $    6,821,959
        International                      2,636,522        1,531,220
                                 ------------------- -----------------
                                    $    13,009,637    $    8,353,179
                                 ================== =================
Gross Profit:

       U.S.                         $     5,967,546    $    4,522,325
       International                      1,453,491           813,279
                                 ------------------ -----------------
                                    $     7,421,037    $    5,335,604
                                 ================== =================



The Company's identifiable assets as of December 31, 2000 and 1999 relate to the U.S. Segment only.

6.   Recently Issued Accounting Standards

     In 1999, the Company adopted  Statement of Financial  Accounting  Standards
     (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information that requires the use of the management approach in identifying operating segments of the Company. Under the management approach, operating segments of an enterprise are identified in a manner consistent with how the Company makes operating decisions and assesses performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position but did affect the disclosure of segment information for the three months ended December 31, 2000 and 1999 (see Note 13).

     In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. This statement requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at fair value each reporting period. The effective portion of the gain or loss on the derivative instrument will be recognized in other comprehensive income as a component of stockholders' equity until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be recognized in earnings immediately. The Company currently does not hold derivative instruments or engage in hedging activities.


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

Except for historical information contained herein, this quarterly report contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties are discussed in more detail in the following Management's Discussion and Analysis of Financial Condition and Results of Operations section and the Quantitative and Qualitative Disclosures About Market Risk section of this quarterly report. These forward-looking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "Believes", "Anticipates", "Expects", "Plans" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals, or strategies are forward-looking statements.

The forward-looking statements included in this Form 10-Q are also subject to a number of risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, prices and other risk factors listed in the Company's Form 10-K for the year ended September 30, 2000. These forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those expressed or implied by these forward-looking statements.

Overview

VMIC is a supplier of standard bus boards, software and systems products which are used in applications involving markets such as telecommunications, Fibre Channel storage area networks (SANs), medical, industrial automation, test and measurement and defense. VMIC supplies a variety of products to all of these markets; however, the Company's focus is high-volume original equipment market
(OEM) applications involving the PC single board computer (SBC) and communications/networking products. VMIC has entered the SAN market and the computer networking industry with Fibre Channel products that are also used throughout these markets. SAN and computer networking have wide applications throughout the computer industry.

The Company has focused its attention on two key product revenue areas that are experiencing high growth:

      * Embedded Intel(R) central processing units or CPUs
      * Communications/networking products, such as Fibre Channel, SCSI, gigabit Ethernet, and Reflective Memory networks

VMIC specializes in open architecture, nonproprietary, standard computer buses, such as VMEbus, PCI bus, CPCI, PMC, PCI-X, and PC-MIP. Companies such as Motorola, Intel, Hewlett-Packard, Sun, Microsoft, Dell, Compaq and other leaders in the industry support these open architecture buses. The Company manufactures its own products to enable it to meet its customers' demands for high quality, responsiveness, reliability and low cost, while reducing time-to-market and life cycle costs. The Company's manufacturing facility supports medium-volume, high-mix production and high-volume production using state-of-the-art equipment. The Company markets its products in more than 60 countries through a direct sales staff and a network of manufacturers' representatives, international distributors and remote offices in Texas, the Carolinas, Florida, and Paris, France.

The Company's objective is to become a leading supplier of standard bus board-level products and software to the embedded computer market with a focus on high-volume OEM applications. Embedded computers are different from general-purpose computers in that embedded computers are designed to perform repetitive tasks, whereas other computers are more flexible in their use and applications. Embedded computer products are used throughout markets such as telecommunications, SAN, defense, medical, industrial automation and test and measurement. The Company differentiates itself in these markets through a feature-rich hardware product line and supporting software that obviates the need for customers to invest in VMIC product-specific software development.

VMIC, headquartered in Huntsville, Alabama, is a 16-year-old company with 230 employees, and operates from more than 77,000 square feet in four buildings.

VMIC achieved five design wins in the quarter ended December 31, 2000. The Company characterizes a design win as a project estimated to produce $500,000 or more in revenue per year when in production. Of the five design wins, one is expected to produce $1 million or more in revenue per year once in full production. Of these five design wins, three involve SBCs for two different telecom customers and one defense/aerospace customer. The other two design wins involve VMIC Reflective Memory products for two different telecommunication customers.

Design wins typically result in production volume manufacturing within 3 to 9 months following the design win. A variety of risks can affect these programs before the start of production, such as schedule delays, changes in customer markets and customer product sales volume.

Management's Discussion and Analysis of Financial Conditions and Results of Operations

The Company's development and delivery of new products has been focused on PC (Intel based) embedded SBCs, Fibre Channel, SCSI, and gigabit Ethernet host bus adapters (HBA) and software to support the Company's focus on higher volume OEM product sales.

During the quarter ended December 31, 2000, the Company introduced seven new products. VMIC introduced the VMIPMC-5790, a dual-channel Ultra160 SCSI HBA board based on the PMC form factor with a transfer rate of up to 160 Mbyte per channel. It is also backward compatible to previous generations of SCSI.

VMIC introduced the VMIPMC-5664, a single-width PMC module containing a single Fibre Channel HBA with redundant external ports that is targeted at storage area networks, the server clustering environment, Internet/Intranet and network applications.

VMIC introduced the VMIPCI-5790, a dual-channel Ultra160 SCSI HBA based on the PCI form factor and designed for servers, workstations and PC applications. The VMIPCI-5790 HBA provides two independent Ultra160 SCSI channels, offering increased connectivity without utilizing additional PCI slots. Each channel provides one internal and one external connector supporting both LVD and single-ended SCSI with a transfer rate totaling up to 320 Mbyte/s.

VMIC announced the VMIPCI-5760, a single board, highly integrated Fibre Channel/Ultra160 dual SCSI HBA. VMIC has combined these two important functions on a single board that allows premium slot space to be spared for other uses. The Fibre Channel component of the HBA connects the PCI bus to a 1 gigabit Fibre Channel loop, fabric or to a point-to-point network. It maximizes Fibre Channel throughput while minimizing transfer latency and host processor overhead. The SCSI component of the HBA connects the PCI bus to two independent Ultra160 SCSI buses, each of which has a potential throughput of up to 160 Mbyte/s. Both the Fibre Channel and Ultra160 SCDI portions of the HBA are backward compatible with 32-bit/33 MHz PCI.

VMIC announced the Linux Host Software Support Package (HSSP) for the Intelligent I/O Controller (IIOC) product line. As Linux gains greater acceptance throughout the computer industry, it is essential to support Linux by way of application and hardware compatibility. The Linux HSSP allows the software engineer to easily and quickly integrate application software with I/O devices supported by the IIOC.

VMIC introduced the VMICPCI-7715 that brings the Intel FC-PGA Pentium III processor to the CompactPCI(R) (CPCI) bus, offering processor speeds up to 850 MHz. The VMICPCI-7715 is a single-slot system controller featuring a rear I/O-based design. The rear I/O is beneficial for applications requiring that the I/O module be replaced without disturbing the cabling to the module. This board also features a PMC expansion site and optional LVDS rear I/O for flat panel support. Such features are required for telecom applications.

VMIC released a 1 GHz (1,000 MHz) Intel Pentium III processor on its VMIVME-7697A SBC. The VMIVME-7697A also has real-time features such as 128 Mbyte flash, battery-backed SRAM, three 32-bit timers, up to 192 Mbyte CompactFlash and a software-selectable watchdog timer, which makes this Pentium III SBC offering ideal for embedded applications that require high-speed performance.

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Sales

Sales for the quarter ended December 31, 2000 were $13.0 million, a 54.8 percent increase from sales of $8.4 million for the quarter ended December 31, 1999.

International sales for the quarter ended December 31, 2000 increased 73.3 percent to $2.6 million compared to $1.5 million for the quarter ended December 31, 1999. Domestic sales for the quarter ended December 31, 2000 increased 52.9 percent to $10.4 million compared to $6.8 million for the quarter ended December 31, 1999. Systems sales increased 90.0 percent to $1.9 million for the quarter ended December 31, 2000 compared to $1.0 million for the quarter ended December 31, 1999. Systems sales include the sale of a mixture of products involving input/output hardware and software typically preconfigured to customers'
specifications. Our investment in PC-based control software has been instrumental in expanding our I/O systems business into the industrial automation market arena.

Sales were generated primarily from four product areas involving input/output, communications/networking, SBCs and software. Sales for input/output products increased 15.4 percent to $4.5 million for the quarter ended December 31, 2000 compared to $3.9 million for the same period in 1999. Sales for communications/network products increased 36 percent to $3.4 million for the quarter ended December 31, 2000 compared to $2.5 million for the same period in 1999. Sales for SBCs increased 167 percent to $4.8 million for the quarter ended December 31, 2000 compared to $1.8 million for the same period in 1999.

Sales for software increased 59.7 percent to $321,000 for the quarter ended December 31, 2000 compared to $201,000 for the same period in 1999.

Sales increases were generated because of new products, our focus on new markets, OEM accounts and generally better business conditions during the first quarter of fiscal year 2001.

Gross Profits

For the quarter ended December 31, 2000, gross profits increased 39.6 percent to $7.4 million from $5.3 million for the quarter ended December 31, 1999. The increase was generated because the Company increased sales while controlling increases in cost of products sold.

Gross margins as a percentage of sales are expected to decrease as the Company's lower margin products business becomes a larger portion of the Company's total sales mix.

Selling, General and Administrative Expense

For the quarter ended December 31, 2000, selling, general and administrative (SG&A) expense increased 20.0 percent to $ 3.6 million from $3.0 million for the quarter ended December 31, 1999. The increase is primarily attributed to additional sales and marketing costs and the addition of new employees in sales and administration positions.

SG&A expense for the quarter ended December 31, 2000 decreased as a percentage of revenues to 27.9 percent from 35.6 percent for the quarter ended December 31, 1999, because of continued cost controls.

Research and Development Expense

For the quarter ended December 31, 2000, research and development (R&D) expense remained constant at $1.3 million compared to the quarter ended December 31, 1999.

R&D expense decreased to 10.1 percent of sales for the quarter ended December 31, 2000 from 15.4 percent of sales for the quarter ended December 31, 1999.

Software Development Costs

During the quarter ended December 31, 2000, VMIC had two categories of capitalized software products under development as follows:


     Software Product              Capitalized                 Write-Down                  Balance of
         Category                                                                      Capitalized Amount
-------------------------- ---------------------------  ------------------------- ----------------------------
IOWorks (PC-Based Control)                     $33,058                     $6,010                      $27,048
-------------------------- ---------------------------  ------------------------- ----------------------------
Board Drivers*                                 $35,438                    $13,580                     $236,488
-------------------------- ---------------------------  ------------------------- ----------------------------

*Includes software drivers for products such as SBCs, communications/networks and I/O products.

The write-downs for capitalized software were taken because of recent studies that indicated historical sales and forecasted sales were insufficient to continue capitalization of certain software modules. Accordingly, the Company elected to write-down the capitalized value of some software modules and discontinued the capitalization of research and development cost related to other software modules.

Income Taxes

Provision for income taxes for the quarter ended December 31, 2000 was $721,308. The Company's effective tax rate of 32% is below the statutory rate primarily due to research and experimentation tax credits. There was no tax provision in the first quarter of the prior year, as the Company had a full valuation allowance on its deferred tax assets

Net Income

Net income increased by 81.0% to $1.5 million for the quarter ended December 31, 2000 compared to $0.8 million for the quarter ended December 31, 1999. This increase was attributed to the Company's increased sales, cost containment measures and controlled increases in operating expenses.

Liquidity and Capital Resources

Historically, VMIC's cash flow from operations and available credit facilities has provided adequate liquidity and working capital to fully fund VMIC's operational needs. As of December 31, 2000, VMIC's variable line of credit for working capital was $8.0 million, of which $1.2 million was used. The Company's cash flow was sufficiently positive during the quarter to reduce our borrowings on our working line of credit from $3.0 million to $1.2 million. The Company's variable line of credit expires June 30, 2001.

The lines of credit require the Company to maintain certain loan covenants and, as of December 31, 2000, the Company was in compliance with such covenants.

Working capital was $8.1 million at December 31, 2000 and $5.8 million at September 30, 2000. Included in working capital are cash and cash equivalents of $1.6 million at December 31, 2000 compared to $593,400 at September 30, 2000. Operating activities for the quarter ended December 31, 2000 provided $2.6 million of cash. Cash used in investing activities was $212,891 and cash used in financing activities was $1.4 million for the quarter ended December 31, 2000.

Inventory turnover for the quarter ended December 31, 2000 was approximately 122 days compared to approximately 153 days for the same period in 1999. This decrease is attributable to higher sales and improved inventory management. Accounts receivable from customers were outstanding on average approximately 50 days for the quarter ended December 31, 2000 compared to approximately 53 days for the same period in 1999.

VMIC believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance its current operations and capital expenditures for the next twelve months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

The Company may not be able to compete effectively in its current or future markets.

The standard bus embedded computer industry is highly competitive and fragmented, and the Company faces significant competition in each of its product markets. The Company's competitors differ depending on product type, geographic market and application type. Several of VMIC's competitors are well established and have greater assets and financial resources than the Company, and have larger marketing and research and development budgets. Several of the Company's competitors also have larger service organizations.

Competition in the Company's business areas is influenced by technical capacity, customer support, product longevity, supplier stability, and breadth of product offerings, reliability, performance and price. Accordingly, even small competitors who develop technologically similar or advanced products could successfully compete with the Company. Other competitors have established relationships with customers or potential customers that afford them a competitive advantage. There can be no assurance that the Company will be able to compete effectively in its current or future markets or whether the Company's technology and designs will be viable in the marketplace in the future.

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

The Company has recently undertaken substantial research and development efforts outside of its core business with the intent of increasing its revenue base and growth potential. This is reflected in the Company's strategy of offering PC-based control software or IOWorks, embedded PC board products and communication products, such as Fibre Channel and Reflective Memory to the Storage Area Network, Industrial Automation and Telecommunications markets and other more vertically integrated markets. To implement this strategy, the Company reduced its research and development investments in its core business while significantly increasing its investment in the new products designed to address these more vertical markets. If the Company is unsuccessful in these new markets, it will be dependent on its core business to maintain historical operating results. VMIC may not be able to maintain its historical operating results, however, because it has substantially reduced its research and development investments in its core business.

Sales of the Company's new products may not meet the growth objectives of the Company.

Some of the Company's new hardware products will be sold at lower profit margins, and the Company requires significant market acceptance of these products to meet its growth objectives. While there has been significant customer interest in these new products, Reflective Memory, Fibre Channel and PC-based products generated a significant percentage of the Company's revenues in 2000. There can be no assurance that these new products will be successful to the extent necessary to meet VMIC's growth objectives. If these new products are not successful, the Company's operating results and financial condition could be materially adversely affected.

The Company has increased its debt level and working capital requirements.

Traditionally, the Company has utilized long-term liabilities as a major financing source. Long-term debt of the Company rose from $200,000 in 1986 to approximately $6.5 million as of December 31, 2000. The Company's utilization of long-term debt is somewhat higher than the average company in this industry. A primary reason for the increase in long-term debt was the need for the Company to manage its growth. The Company believes its current revenue level will be sufficient to service its long-term debt. However, if the revenues and profits of the Company substantially decrease, it will be more difficult for the Company to service its long-term debt, meet its current obligations and continue with its current business plan.

The Company's products may become obsolete and the Company may be unable to respond to future market needs.

Most of the Company's products are developed to meet certain industry standards. These standards continue to develop and are subject to change. Elimination or obsolescence of all or some of these standards could affect the design, manufacture, and sale of the Company's products and may require costly redesign to meet new or emerging standards.

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

The Company is dependent upon the success of its recently developed IOWorks software to increase the sales of I/O system products. The Company has also made significant investments in embedded PC board products and communications products such as Reflective Memory and Fibre Channel to substantially increase revenue growth. Embedded PC boards products and communications products typically yield smaller margins than the Company's traditional product mix and the Company's profits could therefore erode in future periods.

In addition, the Company has experienced reduced net cash flows, attributable to substantial software development, inventory expansion, building expansion, purchased technologies associated with PC SBCs, expanded use of internal products for software development and fluctuations in the Company's operating results. Moreover, because of the Company's high level of current fixed expenses and working capital requirements, and because the Company believes it should continue its current business strategy of expending substantial resources on research and development, VMIC may experience a negative cash flow position in future periods.

The Company may not be able to successfully protect its intellectual property and confidential information.

The Company's success is, to a significant degree, attributable to the unique features of its software, proprietary technology and other confidential information. Unfortunately, the software and information technology industries have experienced widespread unauthorized reproduction of software products and other proprietary technology. While the Company has some patent protection for its hardware products, the Company's software is not patented, and existing copyright law offers only limited practical protection. For most of its intellectual property protection, VMIC relies on a combination of trade secret laws, copyright protection, common law intellectual property rights, license agreements, nondisclosure and other contractual provisions. The Company does not sell its software source code or provide its customers access to the source code associated with its software products.

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

The Company may not be able to adequately finance its continued growth

The  Company has been  growing  since  1986,  during  which time the Company has experienced increased debt, sales growth, high research and development expenditures, and an increased asset base. There are certain risks inherent in any growing company arising from such factors as increased working capital and capital expenditure requirements. Moreover, the Company's business strategy calls for substantial continued investment in new products. The Company also anticipates expanding its inventory and increasing its investment in equipment and other fixed assets. There is no assurance that the Company will be successful in obtaining additional long-term debt or equity financing, or if obtained, there can be no assurance that the debt or equity financing will be on terms favorable to the Company or its stockholders. The failure of the Company to obtain additional funds, or the obtaining of such funds on unfavorable terms could adversely affect the financial performance and prospects of the Company. Any equity investment on unfavorable terms could cause substantial dilution to the stockholders.

The Company will be required to expense certain  software  development  costs if
software  sales  are  not  sufficient  to  amortize  the  capitalized   software
development costs over a five-year period.

In fiscal year 1996, the Company began to capitalize development costs associated with its IOWorks software and certain other products. The Company is required to amortize its capitalized software costs against future sales of the software products over a five-year period after the release of the products. The Company accounts for these software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes certain costs incurred in the production of computer software once technological feasibility of the product to be marketed has been established. Capitalization of these costs ceases when the product is considered available for general release to customers.

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by the Company.

If software sales are not sufficient to amortize the capitalized costs over the five-year period, the Company is required to expense those capitalized costs. In 1999, the Company recorded a $5.3 million write-down of certain software development costs and purchased product and development costs.

The Company relies on suppliers for many of its electronic components, some of which can only be obtained from a single source.

Most of the Company's products contain state-of-the-art digital electronic components and integrated circuits. The Company is dependent upon third parties for the continuing supply of most of these components and all of its integrated circuits. Some of these components are obtained from a sole supplier (such as QLogic, Altus, Triquent, Intel, AMD, Tundra and Cypress) or a limited number of suppliers for which alternative sources would be difficult to locate. Recently, the Company has experienced difficulties in purchasing components for its Fibre Channel products from QLogic. The Company has also experienced shortages of integrated circuits and other key components from time to time. This has sometimes resulted in delays in product deliveries. The Company has also had to terminate its marketing of certain products, even newly developed products, when a component supplier terminated its production of a critical component. Moreover, suppliers may discontinue or upgrade some of the components incorporated into the Company's products, which could require the Company to redesign a product to incorporate newer or alternative technology. Although the Company believes it maintains good relationships with its suppliers, and has arranged for an adequate supply of components to meet its short-term requirements, any unavailability of components could cause delayed shipments and lead to customer dissatisfaction. Any sustained unavailability of components could materially adversely affect the Company's operating results and financial condition.

The Company has limited manufacturing facilities and must rely on subcontractors to complete some of the Company's products.

The Company relies on subcontractors for manufacturing some of the Company's products. The contractors may experience delays because of quality problems, backlog, component availability, financial difficulty or other situations that could have an adverse effect on the Company's operating results and customer relationships. In this event, the Company may be required to find alternative subcontractors, and there can be no assurance that the Company could find suitable subcontractors.

The loss of one or more major customers or a number of smaller customers could adversely affect the Company's revenues and profits.

Sales to two major customers accounted for approximately 12.7 percent of VMIC's sales in 1999 and 9.6 percent of VMIC's sales during 2000. If either or both of these customers discontinued purchasing products from the Company, the Company's operating results and financial condition could be materially adversely affected. In addition, in fiscal year 1999, approximately 31 percent of the Company's sales were derived directly or indirectly from various agencies of the
U. S. Department of Defense. Although the percentage of the Company's sales derived from governmental contracts has decreased from a high of 75 percent in 1986, the Company expects that the government will continue to be a significant source of sales. It is possible that changes in national policy or other factors could result in reduced defense spending, which could materially adversely affect the operating results and financial condition of the Company.

Lack of a public market and certain transfer restrictions.

There presently exists no public market for the shares of the Company's stock, nor is there any likelihood of one developing in the near future. A holder of the Company's Common Stock may not be able to liquidate his or her position when liquidity is needed and may be required to retain the securities indefinitely.

Control by existing stockholders.

Carroll E. Williams and Mary W. Williams own 35 percent of the Company's outstanding Common Stock. Together, all of the current officers and directors of the Company (including Carroll E. Williams and Mary W. Williams) own a substantial majority of the Company's Common Stock. Consequently, these individuals, and particularly Carroll E. Williams and Mary W. Williams, will control virtually all aspects of the Company's business by virtue of their ability to nominate and elect the Board of Directors and officers of the Company. As directors and officers of the Company, they will (subject to their fiduciary duties) be entitled to develop and implement the Company's course of business. Neither the Company's Articles of Incorporation nor its Bylaws permit cumulative voting. Consequently, the remaining stockholders will not be entitled to elect a representative to the Company's Board of Directors.


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