Form 10-Q
period 2001-03-31
VMIC INC
filed 2001-05-15
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                        (X) QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

                        () TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                          COMMON STOCK, $.10 PAR VALUE
                 4,688,595 shares outstanding on March 31, 2001

                                    FORM 10-Q
                                   VMIC, Inc.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2001



                                      INDEX


                                                                            Page

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets as of March 31, 2001 (Unaudited)
         and September 30, 2000................................................1

         Condensed Statements of Operations for the Three and Six Months Ended
         March 31, 2001 and 2000 (Unaudited)...................................2

         Condensed Statements of Cash Flows for the Six Months Ended
         March 31, 2001 and 2000  (Unaudited)..................................4

         Notes to Condensed Financial Statements (Unaudited)...................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16

Part II. OTHER INFORMATION

         Signatures...........................................................23

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

VMIC, Inc.
Condensed Balance Sheets

                                                                                        March 31,         September 30,
                                                                                          2001                2000
                                                                                   -------------------- ------------------
                                     ASSETS                                             (Unaudited)
Current assets:
    Cash and cash equivalents                                                           $    1,052,284       $    593,400
    Accounts receivable, net of allowance for doubtful accounts of
      $250,603 at March 31, 2001 and September 30, 2000
                                                                                             6,903,542          6,369,480
    Inventories                                                                              9,495,136          7,641,513
    Prepaid expenses                                                                           224,487            132,826
    Deferred income taxes                                                                      517,339            517,339
    Income tax receivable                                                                       10,238              5,238
                                                                                   -------------------- ------------------

           Total current assets                                                             18,203,026         15,259,796

Property, plant and equipment, net                                                           8,238,918          8,885,123
Purchased product and software costs, net                                                      463,238            551,701
Software development costs, net                                                                780,848            823,682
Deferred income taxes                                                                        1,624,399          1,624,399
                                                                                   -------------------- ------------------

                                                                                         $  29,310,429       $ 27,144,701
                                                                                   ==================== ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current
liabilities:
    Accounts payable                                                                     $   2,806,754       $  2,140,555
    Current portion of notes and mortgages                                                   2,745,955          5,070,255
    Accrued liabilities                                                                      3,084,853          2,211,477
                                                                                   -------------------- ------------------

           Total current liabilities                                                         8,637,562          9,422,287

Notes and mortgages, less current portion above                                              6,128,274          6,298,980
                                                                                   -------------------- ------------------

           Total liabilities                                                                14,765,836         15,721,267
                                                                                   -------------------- ------------------

Stockholders' equity:
    Common stock, par value $.10 (10,000,000 shares authorized; 4,688,595 and
      4,668,403 shares issued and outstanding at March 31, 2001
      and September 30, 2000, respectively)                                                    468,860            466,840
    Additional paid-in capital                                                               7,353,461          7,195,930
    Retained earnings                                                                        6,722,272          3,760,664
                                                                                   -------------------- ------------------

           Total stockholders' equity                                                       14,544,593         11,423,434
                                                                                   -------------------- ------------------

                                                                                         $  29,310,429       $ 27,144,701
                                                                                   ==================== ==================



The accompanying notes are an integral part of these condensed financial statements.

VMIC, Inc.
Condensed Statements of Operations
(Unaudited)

                                                                         Three months ended
                                                                    March 31,            March 31,
                                                                       2001                2000
                                                                -------------------  ------------------
Sales:
Hardware sales                                                        $ 11,514,821         $ 8,953,659
Software sales                                                             240,806             297,909
                                                                -------------------  ------------------
        Total sales                                                     11,755,627           9,251,568
                                                                -------------------  ------------------

Cost and expenses:
    Cost of products sold                                                4,337,111           3,366,713
    Research and development expense                                     1,410,174           1,280,096
    Selling, general and administrative expense                          3,725,879           3,257,352
                                                                -------------------  ------------------

                                                                         9,473,164           7,904,161
                                                                -------------------  ------------------

           Operating income                                              2,282,463           1,347,407

Other expense, net                                                       (181,245)           (233,863)
                                                                -------------------  ------------------

           Income before income taxes                                    2,101,218           1,113,544

Provision for (benefit from) income taxes                                  672,389         (2,471,008)
                                                                -------------------  ------------------

           Net income                                                 $  1,428,829        $  3,584,552
                                                                ===================  ==================

Net income per common and common equivalent share:
    Basic                                                                    $0.31               $0.78
                                                                ===================  ==================

    Diluted                                                                  $0.30               $0.78
                                                                ===================  ==================

Weighted average common and common equivalent shares outstanding:
      Basic                                                              4,683,729           4,600,058
                                                                ===================  ==================

      Diluted                                                            4,743,107           4,625,454
                                                                ===================  ==================



The accompanying notes are an integral part of these condensed financial statements.

VMIC, Inc.
Condensed Statements of Operations
(Unaudited)


                                                                            Six months ended
                                                                    March 31,            March 31,
                                                                       2001                2000
                                                                -------------------  ------------------
Sales:
Hardware sales                                                        $ 24,203,859        $ 17,106,284
Software sales                                                             561,405             498,463
                                                                -------------------  ------------------
        Total sales                                                     24,765,264          17,604,747
                                                                -------------------  ------------------

Cost and expenses:
    Cost of products sold                                                9,925,711           6,384,288
    Research and development expense                                     2,726,479           2,565,687
    Selling, general and administrative expense                          7,354,972           6,228,418
                                                                -------------------  ------------------

                                                                        20,007,162          15,178,393
                                                                -------------------  ------------------

           Operating income                                              4,758,102           2,426,354

Other expense, net                                                       (402,797)           (466,170)
                                                                -------------------  ------------------

           Income before income taxes                                    4,355,305           1,960,184

Provision for (benefit from) income taxes                                1,393,697         (2,471,008)
                                                                -------------------  ------------------

           Net income                                                 $  2,961,608        $  4,431,192
                                                                ===================  ==================

Net income per common and common equivalent share:
    Basic                                                                    $0.63               $0.96
                                                                ===================  ==================

    Diluted                                                                  $0.63               $0.96
                                                                ===================  ==================

Weighted average common and common equivalent shares outstanding:
      Basic                                                              4,679,004           4,606,422
                                                                ===================  ==================

      Diluted                                                            4,738,441           4,640,192
                                                                ===================  ==================



The accompanying notes are an integral part of these condensed financial statements

VMIC, Inc.
Condensed Statements of Cash Flows
(Unaudited)

                                                                                  Six months ended
                                                                              March 31,       March 31,
                                                                                2001             2000
                                                                           ---------------- ---------------

Cash flows from operating activities:
    Net income                                                                 $ 2,961,608     $ 4,431,192
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                            1,291,945       1,518,922
        Stock issued in lieu of cash compensation                                       --          29,813
        Gain on disposal of property and equipment                                   6,023              --
        Change in operating assets and liabilities:
           Accounts receivable                                                   (534,062)         (2,657)
           Inventories                                                         (1,853,623)     (1,355,870)
           Prepaid expenses                                                       (91,661)         (6,279)
           Income tax receivable                                                   (5,000)         101,315
           Income tax payable                                                      600,855         627,279
           Deferred income taxes                                                        --     (3,098,287)
           Accounts payable                                                        613,990         154,179
           Accrued liabilities                                                     353,700       (641,076)
                                                                           ---------------- ---------------
               Total adjustments                                                   382,165     (2,672,661)
                                                                           ---------------- ---------------
               Net cash provided by operating activities                         3,343,773       1,758,531
                                                                           ---------------- ---------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                   (418,139)       (822,197)
    Software development costs and purchased product and
    software costs                                                               (131,296)       (120,813)
                                                                           ---------------- ---------------
               Net cash used in investing activities                             (549,435)       (943,010)
                                                                           ---------------- ---------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                       788,919         827,995
    Principal payments on long-term debt                                       (3,283,924)     (1,427,602)
    Proceeds from issuance of common stock                                         159,551         197,812
                                                                           ---------------- ---------------
               Net cash used in financing activities                           (2,335,455)       (401,795)
                                                                           ---------------- ---------------

               Net increase in cash and cash equivalents                           458,884         413,726

Cash and cash equivalents, beginning of period                                     593,400         582,883
                                                                           ---------------- ---------------

Cash and cash equivalents, end of period                                      $  1,052,284       $ 996,609
                                                                           ================ ===============


The accompanying notes are an integral part of these condensed financial statements

                                   VMIC, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)




1.   Basis of Presentation

     The accompanying unaudited condensed financial statements of VMIC, Inc. (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed financial statements as of and for the interim period ended March 31, 2001 should be read in conjunction with the Company's financial statements as of and for the year ended September 30, 2000 included in the Company's Form 10-K filed on January 13, 2000. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. The September 30, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


 2.  Stock Options

     The Company granted 3,000 options to purchase shares of common stock on varying dates throughout the quarter to employees under the Employee Stock Option Plan, at the market price as of the effective date of each grant. Options to purchase 8,840 shares of common stock were exercised during the quarter.

                                   VMIC, Inc.

 3.  Earnings Per Share





Earnings Per Share:
A summary of the calculation of basic and diluted earnings per share is as follows:
                                                       Income (Loss)           Shares           Per-Share
                                                        (Numerator)         (Denominator)        Amount
                                                    --------------------- ------------------ ----------------
           Three months ended March 31, 2001

Basic EPS:
    Income available to common stockholders                  $ 1,428,829          4,683,729           $ 0.31
Effect of dilutive securities:
    Stock options                                                                    59,378


Diluted EPS                                                  $ 1,428,829          4,743,107           $ 0.30

             Three months ended March 31, 2000

Basic EPS:
    Income available to common stockholders                  $ 3,584,552          4,600,058           $ 0.78
Effect of dilutive securities:
    Stock options                                                                    25,396

Diluted EPS                                                  $ 3,584,552          4,625,454           $ 0.78


                                                       Income (Loss)           Shares           Per-Share
                                                        (Numerator)         (Denominator)        Amount
                                                    --------------------- ------------------ ----------------
            Six months ended March 31, 2001

Basic EPS:
    Income available to common stockholders                  $ 2,961,608          4,679,004           $ 0.63
Effect of dilutive securities:
    Stock options                                                                    59,437

Diluted EPS                                                  $ 2,961,608          4,738,441           $ 0.63

               Six months ended March 31, 2000

Basic EPS
    Income available to common stockholder                   $ 4,431,192          4,606,422           $ 0.96
Effect of dilutive securities:
    Stock options                                                                    33,770

Diluted EPS                                                  $ 4,431,192          4,640,192           $ 0.96


4.   Inventories

     At March 31, 2001 and September 30, 2000, inventories consist of the following:




                                            March 31,          September 30,
                                               2001                2000
                                         ------------------- ------------------

Raw Materials                                   $ 5,120,650        $ 4,146,871
Work in Process                                   2,851,456          2,361,306
Finished Goods                                    1,790,226          1,400,532
                                         ------------------- ------------------
                                                  9,762,332          7,908,709

Less Reserve for Inventory Obsolescence           (267,196)          (267,196)
                                         ------------------- ------------------

                                                $ 9,495,136        $ 7,641,513
                                         =================== ==================



5.    Segment Reporting

     The Company's reportable segments are based on the Company's method of internal reporting which is disaggregated operationally. The two reportable segments, U.S. and International, are evaluated based on gross profit; therefore, selling, general and administrative costs, as well as research and development expense, interest income, interest expense and provision for taxes is reported on an entity-wide basis only.

     The operational distributions of the Company's revenues and gross margin for the three and six months ended March 31, 2001 and 2000 are summarized as follows:



                                          Three Months Ended                    Six Months Ended
                                      March 31,         March 31,           March 31,         March 31,
                                        2001               2000               2001               2000
                                  ------------------ ----------------- -------------------- ---------------


Total Sales:
        U.S.                            $ 8,047,227       $ 6,697,350         $ 18,420,342    $ 13,519,309
        International                     3,708,400         2,554,218            6,344,922       4,085,438
                                  ------------------ ----------------- -------------------- ---------------
                                       $ 11,755,627       $ 9,251,568         $ 24,765,264    $ 17,604,747
                                  ================== ================= ==================== ===============

Gross Profit:
        U.S.                            $ 5,397,574       $ 4,363,255         $ 11,365,120     $ 8,885,580
        International                     2,020,942         1,521,600            3,474,433       2,334,879
                                  ------------------ ----------------- -------------------- ---------------
                                        $ 7,418,516       $ 5,884,855         $ 14,839,553    $ 11,220,459
                                  ================== ================= ==================== ===============

The Company's identifiable assets as of March 31, 2000 and September 30, 2001 relate to the U.S. Segment only.

6.   Recently Issued Accounting Pronouncements

     In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. This statement requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at fair value each reporting period. The effective portion of the gain or loss on the derivative instrument will be recognized in other comprehensive income as a component of stockholders' equity until the hedged item is recognized in earnings. The ineffective portions of the derivative's change in fair value will be recognized in earnings immediately. The Company currently does not hold derivative instruments or engage in hedging activities.

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



7.       Income Taxes

     The provision for (benefit from) income taxes for the three months and six months ended March 31, 2001 and 2000 consists of the following:


                                          Three Months Ended                    Six Months Ended
                                      March 31,         March 31,           March 31,         March 31,
                                        2001               2000               2001               2000
                                  ------------------ ----------------- -------------------- ---------------

           Income tax expense             $ 672,389       $   627,279          $ 1,393,697     $   627,279
           Reversal of valuation
            allowance                            --       (3,098,289)                   --     (3,098,289)
                                  ------------------ ----------------- -------------------- ---------------
                                  ------------------ ----------------- -------------------- ---------------
                                          $ 672,389     $ (2,471,008)          $ 1,393,697   $ (2,471,008)
                                  ================== ================= ==================== ===============


     The ultimate realization of the net deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. Based on the Company's results of operations during the quarter ended March 31, 2000, management believes that it is more likely than not that the Company's deferred income tax assets will be realized. Accordingly, the valuation allowance was reversed during the quarter ended March 31, 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto.

Except for historical information contained herein, this quarterly report contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties are discussed in more detail in the following Management's Discussion and Analysis of Financial Condition and Results of Operations section and the Quantitative and Qualitative Disclosures About Market Risk section of this quarterly report. These forward-looking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "Believes", "Anticipates", "Expects", "Plans", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals or strategies are forward-looking statements.

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

Company Overview

VMIC is a supplier of embedded standard bus boards, software and systems products, which are used in applications involving markets such as telecommunications, medical industrial automation, test and measurement and defense.

The Company has focused its attention on two key product revenue areas that are experiencing high growth while maintaining its legacy I/O business in data acquisition and control, these revenue areas are:

o        Embedded Intel(R)central processing units or CPUs
o Communications/networking products, such as Fibre Channel, Gigabit Ethernet and Reflective Memory networks

The company is focusing on OEM applications involving these two strategic areas of growth.

VMIC specializes in open architecture, nonproprietary, standard computer buses, such as VMEbus, PCI bus, CompactPCI(R), PMC, PCI-X and DIN rail applications. Companies such as Motorola, Intel, Hewlett-Packard, Sun, Microsoft, Dell, Compaq and other leaders in the industry support these open architecture buses. The Company manufactures its own products to enable it to meet its customers' demands for high quality, responsiveness, reliability and low cost, while reducing time-to-market and life cycle costs. The Company's manufacturing facility supports both medium-volume, high-mix production and high-volume production using state-of-the-art equipment. The Company markets its products in more than 60 countries through a direct sales staff and a network of manufacturers' representatives, international distributors and remote offices in Texas, Florida, the Carolinas and Paris, France.

The Company's objective is to become a leading supplier of standard bus board-level products and software to the embedded computer market with a focus on higher-volume OEM applications. Embedded computers are different from general-purpose computers in that embedded computers are designed to perform repetitive tasks, whereas other computers are more flexible in their use and applications. Embedded computer products are used throughout markets such as telecommunications, defense, medical, industrial automation and test and measurement. The Company differentiates itself in these markets through a feature-rich hardware product line and supporting software that obviates the need for customers to invest in VMIC product-specific software development.

VMIC, headquartered in Huntsville, Alabama, is a 14-year-old company with 238 employees. The Company operates from its ten-acre, four building, campus which contains approximately 75,000 square feet of office, warehouse and manufacturing space.

Management's Discussions and Analysis of Financial Conditions and Results of Operations

The Company continued to announce new products during the second quarter, and released several new products incorporating single-board computers, Fibre Channel and supporting software drivers.

VMIC achieved five design wins in the second quarter. The Company characterizes a design win as a project estimated to produce $500,000 or more in revenue per year when in production. Of the five design wins, one is for a Fibre Channel product, three are computer boards and the fourth involves SBC's, Reflective Memory and serial I/O for fiber winding systems plant upgrades.

Design wins ramp into production volume over time intervals that range from 3 to 9 months after the win occurs. A variety of risks can affect these programs before the start of production, such as schedule delays, changes in customer markets and customer product sales volumes.

The Company's management was pleased with VMIC's second quarter performance and believes that new business awards combined with its continuing cost containment program, should allow the Company to achieve its financial goals for fiscal year 2001.


Results of Operations (Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000)

Sales

For the six-month period ended March 31, 2001, sales increased 40.7 percent to $24.8 million compared to $17.6 million for the six-month period ended March 31, 2000.

International sales for the six months ended March 31, 2001 increased 53.6 percent to $6.3 million compared to $4.1 million for the six months ended March 31, 2000. Domestic sales for the six months ended March 31, 2001 increased 36.3 percent to $18.4 million compared to $13.5 million for the six months ended March 31, 2000.

Sales were generated primarily from four product areas involving input/output, communications/networking, SBC's and software. Sales for input/output products increased 13.7 percent to $9.1 million for the six-month period ended March 31, 2001 compared to $8.0 million for the same period in 2000. Sales for communications/network products increased 14.8 percent to $6.2 million for the six-month period ended March 31, 2001 compared to $5.4 million for the same period in 2000. The increase in sales for communications/network products was primarily from the new Fibre Channel product line. Sales for SBC's increased
140.5 percent to $8.9 million for the six-month period ended March 31, 2001 compared to $3.7 million for the same period in 2000. The increase in sales was generated as a result of new design wins in telecommunications, medical, defense and industrial automation.

Sales for software increased 12.7 percent to $561,000 for the six-month period ended March 31, 2001 compared to $498,000 for the same period in 2000. This increase in sales was generated because of improved acceptance of our PC-based control software.

Gross Profit

For the six-month period ended March 31, 2001, gross profit increased 32.3 percent or $3.6 million to $14.8 million from $11.2 million for the six-month period ended March 31, 2000. Gross profits as a percentage of sales decreased to
59.9 percent from 63.7 percent for the six-month period ended March 31, 2001.

Gross profit as a percentage of sales decreased due to the our lower margin products representing a significant portion of our total sales mix for the six months ended March 31, 2001.


Selling, General and Administrative Expenses

For  the  six-month   period  ended  March  31,  2001,   selling,   general  and
administrative expenses increased 18.1 percent to $7.4 million from $6.2 million for the six-month period ended March 31, 2000.

Selling, general and administrative expenses increased as a result of the Company's increase in sales revenue for the six months ended March 31, 2001. As a result of this increase in sales revenue, the Company incurred additional selling costs, sales commissions and administrative salaries.


Research and Development Expenses

For the six-month period ended March 31, 2001, research and development expenses increased 6.3 percent to $2.7 million from $2.6 million for the six-month period ended March 31, 2000. Capitalized software development expenses for the six-month period ended March 31, 2001 decreased 84.0 percent to $0.08 million compared to $0.5 million for the same period in 2000.

Income Taxes

Provision for income taxes for the six months ended March 31, 2001 was $1.4 million. Income taxes for the six months ended March 31, 2000 were a net benefit of $2.5 million, comprised of a provision for income taxes of $0.6 million offset by a $3.1 million benefit resulting from the reversal of the Company's deferred tax asset valuation allowance.


Net Income and Earnings Per Share

Net income was $2,961,608 for the six months ended March 31, 2001 compared to $4,431,192 for the six months ended March 31, 2000. Earnings per common share (diluted) were $0.63 for the six months ended March 31, 2001 compared to $0.96 for the six months ended March 31, 2000 taking into consideration a tax loss carryforward for the period ended March 31, 2000.

Results of Operations (Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000)

Sales

Revenues for the second quarter ended March 31, 2001 were $11.8 million, a 27.1 percent increase from revenues of $9.3 million for the quarter ended March 31, 2000.

International sales for the second quarter increased 42.3 percent to $3.7 million compared to $2.6 million for the quarter ended March 31, 2000. Domestic sales for the second quarter increased 19.4 percent to $8.0 million compared to $6.7 million for the quarter ended March 31, 2000.

Sales were generated primarily from four product areas involving input/output, communications/networking, SBC's and software. Sales for input/output products increased 11.9 percent to $4.7 million for the second quarter compared to $4.2 million for the same period in 2000. Sales for communications/network products decreased 3.4 percent to $2.8 million for the second quarter compared to $2.9 million for the same period in 2000. The sales decrease for communications/network products was primarily due to the delayed release of software drivers for our new Fibre Channel product line. Sales for SBC's increased 115.8 percent to $4.1 million for the second quarter compared to $1.9 million for the same period in 2000.

Sales for software decreased 19.1 percent to $241,000 for the second quarter compared to $298,000 for the same period in 2000. Sales of software decreased because fewer board software drivers were shipped during the second quarter. However, this decrease was partially offset by a 137.0 percent increase in industrial automation software sales.

Sales increases were generated because of new products, our focus on new markets, OEM accounts and generally better business conditions.

Gross Profit

For the three-month period ended March 31, 2001, gross profits increased 26.1 percent or $1.5 million to $7.4 million from $5.9 million for the three-month period ended March 31, 2000. The increase was generated because of increases in revenues.

The Company's gross margin decreased to 63.1 percent for the second quarter from
63.6 percent in the quarter ended March 31, 2000.

Gross profit as a percentage of sales decreased due to the our lower margin products representing a significant portion of our total sales mix for the three months ended March 31, 2001.

Selling, General and Administrative Expenses

For the three-month period ended March 31, 2001, selling, general and administrative (SG&A) expenses increased 14.4 percent to $3.7 million from $3.3 million for the three-month period ended March 31, 2000. This increase was primarily due to rep and inside sales commissions because of our revenue growth.

SG&A for the second quarter decreased as a percentage of revenues to 31.7 percent from 35.2 percent for the quarter ended March 31, 2000. This decrease resulted from sales efficiencies associated with the Company's transition from market niches to OEM product sales.

Research and Development Expenses

For the three-month period ended March 31, 2001, research and development expenses (R&D) increased 7.7 percent to $1.4 million from $1.3 million for the three-month period ended March 31, 2000.

R&D expenses decreased to 12.0 percent of sales for the second quarter from 13.8 percent of sales for the quarter ended March 31, 2000. This decrease resulted from efficiency improvements in the Company's allocation of R&D resources. The Company is concentrating its R&D investments in areas beneficial to those key accounts where customers have committed to placing volume orders with the Company.

Income Taxes

Provision for income taxes for the three months ended March 31, 2001 was $0.7 million. Income taxes for the three months ended March 31, 2000 were a net benefit of $2.5 million, comprised of a provision for income taxes of $0.6 million offset by a $3.1 million benefit resulting from the reversal of the Company's deferred tax asset valuation allowance.

Net Income and Earnings Per Share

Net income was $1,428,829 or $0.30 per common share (diluted) for the quarter ended March 31, 2001. Net income for the quarter ended March 31, 2000 was $3,584,552 including the $3,098,287 reversal of the Company's deferred tax asset valuation allowance. Earnings per common share (diluted) were $0.78 for the quarter ended March 31, 2000.

Net income excluding the valuation allowance reversal of $3,098,287 was $486,265 or $0.11 per common share (diluted) for the quarter ended March 31, 2000.

Liquidity and Capital Resources

Historically, VMIC's cash flow from operations and available credit facilities has provided adequate liquidity and working capital to fully fund VMIC's operational needs. As of March 31, 2001, VMIC's variable line of credit for working capital was $8.0 million, of which $0.8 million was used. The Company's cash flow was sufficiently positive during the second quarter to reduce borrowings on its working line of credit from $1.2 million to $0.8 million. During the second quarter, VMIC renewed its $8.0 million working line of credit and negotiated a $2.0 million open, unused line of credit (as of March 31, 2001) for capital equipment procurements. The variable line of credit expires March 31, 2002.

The lines of credit require the Company to maintain certain loan covenants and, as of March 31, 2001, the Company was in compliance with such covenants.

Working capital was $9.6 million at March 31, 2001 compared to $5.8 million at September 30, 2000. Included in working capital are cash and cash equivalents of $1.1 million at March 31, 2001 compared to $0.6 million at September 30, 2000. Total working capital increased as a result of the profit experienced for the six months ended March 31, 2001 and changes in operating assets and liabilities. Current liabilities were $8.6 million at March 31, 2001 compared to $9.4 million at September 30, 2000. Operating activities for the six-month period ended March 31, 2001 provided $3.3 million of cash. Cash used for investing activities was $0.5 million for the six months ended March 31, 2001, of which $0.4 million was used for capital expenditures. Cash used for financing activities was $2.3 million for the six months ended March 31, 2001.

Inventory turnover for the six months ended March 31, 2001 was approximately 172 days compared to approximately 170 days for the same period in 2000. Inventory turnover has increased because of short lead times and end-of-life buys for certain legacy products. Accounts receivable from customers were outstanding on average approximately 53 days for the six months ended March 31, 2001 compared to approximately 50 days for the same period in 2000.

VMIC believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance its current operations and capital expenditures for the next 12 months.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

The Company may not be able to compete effectively in its current or future markets The standard bus embedded computer industry is highly competitive and fragmented, and the Company faces significant competition in each of its product markets. The Company's competitors differ depending on product type, geographic market and application type. Several of VMIC's competitors are well established and have greater assets and financial resources than the Company, and have larger marketing and research and development budgets. Several of the Company's competitors also have larger service organizations.

Competition in the Company's business areas is influenced by technical capacity, customer support, product longevity, supplier stability, breadth of product offerings, reliability, performance and price. Accordingly, even small competitors who develop technologically similar or advanced products could successfully compete with the Company. Other competitors have established relationships with customers or potential customers that afford them a competitive advantage. There can be no assurance that the Company will be able to compete effectively in its current or future markets or whether the Company's technology and designs will be viable in the marketplace in the future.

The Company recently entered into new product markets and may be unable to develop the technologies or market presence necessary to succeed in these markets

VMIC's recent entry into vertically integrated markets such as industrial automation and storage area networks has required the Company to develop new hardware and software products. However, these new products, while offering potential new revenue sources, may not achieve market acceptance, and the failure to succeed in these markets could materially impact the financial condition of VMIC.

The Company has diverted research and development resources from core products to new technologies

The Company has recently undertaken substantial research and development efforts outside of its core business with the intent of increasing its revenue base and growth potential. This is reflected in the Company's strategy of offering PC-based control software or IOWorks, embedded PC board products, and communication products, such as Fibre Channel and Reflective Memory to the Storage Area Network, Industrial Automation and Telecommunications markets and other more vertically integrated markets. To implement this strategy, the Company reduced its research and development investments in its core business while significantly increasing its investment in the new products designed to address these more vertical markets. If the Company is unsuccessful in these new markets, it will be dependent on its core business to maintain historical operating results. However, VMIC may not be able to maintain its historical operating results due to its substantially reduced research and development investments in the Company's core business.

Sales of the Company's new products may not meet the growth objectives of the Company

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

The Company has increased its debt level and working capital requirements

Traditionally, the Company has utilized long-term liabilities as a major financing source. Long-term debt of the Company rose from $200,000 in 1986 to approximately $6.1 million as of March 31, 2001. The Company's utilization of long-term debt is somewhat higher than the average company in this industry. A primary reason for the increase in long-term debt was the need for the Company to manage its growth. The Company believes its current revenue level will be sufficient to service its long-term debt. However, if the revenues and profits of the Company substantially decrease, it will be more difficult for the Company to service its long-term debt, meet its current obligations, and continue with its current business plan. As of March 31, 2001, the Company had sufficient current assets to liquidate all of its current liabilities.

The Company's products may become obsolete and the Company may be unable to respond to future market needs

Most of the Company's products are developed to meet certain industry standards. These standards continue to develop and are subject to change. Elimination or obsolescence of all or some of these standards could affect the design, manufacture and sale of the Company's products and require costly redesign to meet new or emerging standards.

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

Moreover, because new products and technologies require commitments well in advance of sales, decisions with respect to those commitments must accurately anticipate both future demand and the technology that will be available to meet that demand. There can be no assurance that the Company will be able to successfully anticipate or adapt to future technological changes, and failure to do so may materially adversely affect the Company's business, financial condition or results of operations.

The Company may experience reduced cash flows as a result of selling products with smaller margins, fluctuations in operating results and increases in expenses

The Company is dependent upon the success of its recently developed IOWorks software to increase the sales of I/O system products. The Company has also made significant investments in embedded PC board products and communications products such as Reflective Memory and Fibre Channel to substantially increase revenue growth. Embedded PC boards products and communications products typically yield smaller margins than the Company's traditional product mix and the Company's profits could therefore erode in the future.


In addition, the Company has experienced reduced net cash flows, attributable to substantial software development, inventory expansion, building expansion, purchased technologies associated with PC SBC's, the Company's expanded use of internal products for software development, and fluctuations in the Company's operating results. Moreover, because of the Company's high level of current fixed expenses and working capital requirements, and because the Company believes it should continue its current business strategy of expending substantial resources on research and development, VMIC may experience a negative cash flow position in the future.


The Company may not be able to successfully protect its intellectual property and confidential information

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

There is no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. There is no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, the computer industry is characterized by frequent litigation regarding patent and other intellectual property rights, and litigation has been, and may in the future, be necessary to enforce the Company's trade secrets or to defend against claims of patent infringement. While VMIC believes that its proprietary rights do not infringe upon the proprietary rights of others, third parties may assert infringement claims against the Company in the future and such assertion could cause the Company to enter into a license agreement or royalty arrangement with the party asserting the claim. The Company may also be required to indemnify its customers for claims made against them. Responding to and defending any such claims, developing noninfringing intellectual property or acquiring licenses could have a material adverse affect on the Company's business, financial condition or results of operations.

The Company may not be able to adequately finance its continued growth

The  Company has been  growing  since  1986,  during  which time the Company has
experienced   increased  debt,  sales  growth,  high  research  and  development expenditures and an increased asset base. There are certain risks inherent in any growing company arising from such factors as increased working capital and capital expenditure requirements. Moreover, the Company's business strategy calls for substantial continued investment in new products. The Company also anticipates expanding its inventory and increasing investments in equipment and other fixed assets. There is no assurance that the Company will be successful in obtaining additional long-term debt or equity financing, or if obtained, there can be no assurance that the debt or equity financing will be on terms favorable to the Company or its stockholders. The failure of the Company to obtain additional funds or the obtaining of such funds on unfavorable terms could adversely affect the financial performance and prospects of the Company and any equity investment on unfavorable terms could cause substantial dilution to the stockholders.

The Company will be required to expense certain  software  development  costs if
software  sales  are  not  sufficient  to  amortize  the  capitalized   software
development costs over a five-year period

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

The Company relies on suppliers for many of its electronic components, some of which can only be obtained from a single source

Most of the Company's products contain state-of-the-art digital electronic components and integrated circuits. The Company is dependent upon third parties for the continuing supply of most of these components and all of its integrated circuits. Some of these components are obtained from a sole supplier, such as QLogic, Altus, TriQuint, Intel, AMD, Tundra, Cypress; or a limited number of suppliers, for which alternative sources would be difficult to locate. Recently, the Company has experienced difficulties in purchasing components for its Fibre Channel products from QLogic. The Company has also experienced shortages of integrated circuits and other key components from time to time, and this has resulted in delays in product deliveries. The Company has also had to terminate its marketing of certain products, even newly developed products, when a component supplier terminated its production of a critical component. Moreover, suppliers may discontinue or upgrade some of the components incorporated into the Company's products, which could require the Company to redesign a product to incorporate newer or alternative technology. Although the Company believes it maintains good relationships with its suppliers, and has arranged for an adequate supply of components to meet its short-term requirements, any unavailability of components could cause delayed shipments and lead to customer dissatisfaction. Any sustained unavailability of components could materially adversely affect the Company's operating results and financial condition.

The Company has limited manufacturing facilities and must rely on subcontractors to produce some of the Company's products

The Company relies on subcontractors for manufacturing some of the Company's products. The contractors may experience delays because of quality problems, backlog, component availability, financial difficulty or other situations which could have an adverse effect on the Company's operating results and customer relationships. In this event, the Company may be required to find alternative subcontractors, and there can be no assurance that the Company could find suitable subcontractors.

The loss of one or more major customers or a number of smaller customers could adversely affect the Company's revenues and profits

Sales to two major customers accounted for approximately 9.6 percent of VMIC's sales in 2000 and 9.4 percent of VMIC's sales during 2001. If either or both of these customers discontinued purchasing products from the Company, the Company's operating results and financial condition could be materially adversely affected. In addition, in fiscal year 2000, approximately 31.0 percent of the Company's sales were derived directly or indirectly from various agencies of the
U. S. Department of Defense. Although the percentage of the Company's sales derived from governmental contracts has decreased from a high of 75.0 percent in 1986, the Company expects that the government will continue to be a significant source of sales. It is possible that changes in national policy or other factors could result in reduced defense spending which could materially adversely affect the operating results and financial condition of the Company.



Lack of a public market and certain transfer restrictions

There presently exists no public market for the shares of the Company's stock, nor is there any likelihood of one developing in the near future. A holder of the Company's Common Stock may not be able to liquidate his or her position when liquidity is needed and may be required to retain the securities indefinitely.

Control by existing stockholders

Carroll E. Williams and Mary W. Williams own 36.0 percent of the Company's Common Stock. Together, all of the current officers and directors of the Company (including Carroll E. Williams and Mary W. Williams) own a substantial majority of the Company's Common Stock. Consequently, these individuals, and particularly Carroll E. Williams and Mary W. Williams, will control virtually all aspects of the Company's business by virtue of their ability to nominate and elect the Board of Directors and officers of the Company. As directors and officers of the Company, they will, subject to their fiduciary duties, be entitled to develop and implement the Company's course of business. Neither the Company's Articles of Incorporation nor its Bylaws permit cumulative voting. Consequently, the remaining stockholders will not be entitled to elect a representative to the Company's Board of Directors.

The Company does not anticipate paying dividends

Since its incorporation, the Company has never paid dividends and does not anticipate paying cash dividends in the foreseeable future. The Company projects that it will retain future earnings, if any, to provide working capital and implement the Company's business strategy. Also, pursuant to its loan agreement, the Company's ability to pay dividends is substantially limited because the loan agreement requires the Company to maintain certain financial ratios that the Company believes would not be maintained if dividends were paid to stockholders.

The Company may not be able to make acquisitions and the Company's acquisitions may not be successful

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

The Company may be subject to product liability claims

The Company's products and services may be subject to product liability or electronics manufacturing errors or omissions liability claims. The Company maintains product recall insurance with an aggregate limit of $1.0 million, primary product liability and electronics errors or omissions liability insurance with a general aggregate limit of $2.0 million and $1.0 million per occurrence, with a $2.0 million excess policy. While the Company has never been the subject of any such claims, given the wide use of the Company's products and the propensity of claimants to initially pursue all possible contributors in a legal action, there can be no assurance that such coverage will be adequate to protect the Company from liability. Further, the Company may be unable to obtain insurance in the future at rates acceptable to the Company. In the event of a successful lawsuit against the Company, insufficiency of insurance coverage could have a material adverse effect upon the Company.

The Company may not be able to retain and recruit key employees and skilled personnel necessary to maintain or grow the business

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

Part II - Other Information

Signatures

Management Representation

The accompanying Condensed Balance Sheets as of March 31, 2001 and September 30, 2000, as well as the Condensed Statements of Operations and Condensed Statements of Cash Flows for the periods ended March 31, 2001 and 2000 have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.

May 11, 2001
------------                            By: Gordon Hubbert
Date
                                          Gordon Hubbert
                                          Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2001                            By: Carroll E. Williams
------------

Date                                        Carroll E. Williams
                                            President and Chief
                                            Executive Officer