Form 10-Q
period 2001-06-30
VMIC INC
filed 2001-08-14
CIK 797932

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                        (X) QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

                        ( ) TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____________
                                To _____________

                          ----------------------------

                         Commission File Number 0-25309
                                   VMIC, Inc.
             (Exact name of registrant as specified in its charter)

                          ----------------------------

                  DELAWARE                            63-0917261
                  --------                            ----------
                (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)      Identification no.)

            12090 S. Memorial Parkway Huntsville, Alabama 35803-3308
                                 (256) 880-0444
     (Address, including zip code and telephone number of principal offices)
                          ----------------------------

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

                          COMMON STOCK, $.10 PAR VALUE
                  4,697,632 shares outstanding on June 30, 2001

                                   FORM 10-Q
                                   VMIC, Inc.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2001

                                      INDEX


                                                                            Page

Part I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Balance Sheets as of June 30, 2001 (Unaudited)
               and September 30, 2000..........................................1

               Condensed Statements of Operations for the Three Months Ended
               June 30, 2001 and June 30, 2000 (Unaudited).....................2

               Condensed Statements of Operations for the Nine Months Ended
               June 30, 2001 and June 30, 2000 (Unaudited).....................3

               Condensed Statements of Cash Flows for the Nine Months Ended
               June 30, 2001 and June 30, 2000  (Unaudited)....................4

               Notes to Condensed Financial Statements (Unaudited).............5

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..........................................9

Part II.       OTHER INFORMATION

               Signatures.....................................................14

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                   VMIC, Inc.
                            Condensed Balance Sheets

                                                                                        June 30,          September 30,
                                                                                          2001                2000
                                     ASSETS                                            (Unaudited)
                                                                                   -------------------- ------------------
Current assets:
    Cash and cash equivalents                                                             $    321,651       $    593,400
    Accounts receivable, net of allowance for doubtful accounts of
      $250,603 at June 30, 2001 and September 30, 2000
                                                                                             8,858,015          6,369,480
    Inventories,                                                                             9,045,084          7,641,513
    net
    Prepaid expenses                                                                           127,196            132,826
    Deferred income taxes                                                                      517,339            517,339
    Income tax receivable                                                                       10,238              5,238
                                                                                   -------------------- ------------------

           Total current assets                                                             18,879,523         15,259,796
Property, plant and equipment, net                                                           8,114,660          8,885,123
Purchased product and software costs, net                                                      419,006            551,701
Software development costs, net                                                                717,592            823,682
Deferred income taxes                                                                        1,624,399          1,624,399
                                                                                   -------------------- ------------------

                                                                                         $  29,755,180       $ 27,144,701
                                                                                   ==================== ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $   1,751,600       $  2,140,555
    Current portion of notes and mortgages                                                   2,631,793          5,070,255
    Accrued liabilities                                                                      2,332,130          2,117,842
    Income tax payable                                                                         964,192             93,635
                                                                                   -------------------- ------------------

           Total current liabilities                                                         7,679,715          9,422,287
Notes and mortgages less current portion above                                               6,114,191          6,298,980
                                                                                   -------------------- ------------------

           Total liabilities                                                                13,793,906         15,721,267
                                                                                   -------------------- ------------------

Stockholders' equity:
    Common stock, par value $.10 (10,000,000 shares authorized; 4,697,632 and
      4,668,403 shares issued and outstanding at June 30, 2001
      and September 30, 2000, respectively)                                                    469,763            466,840
    Additional paid-in capital                                                               7,434,391          7,195,930
    Retained earnings                                                                        8,057,120          3,760,664
                                                                                   -------------------- ------------------

           Total stockholders' equity                                                       15,961,274         11,423,434
                                                                                   -------------------- ------------------

                                                                                         $  29,755,180       $ 27,144,701
                                                                                   ==================== ==================

See notes to condensed financial statements.







                                   VMIC, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                                           Three months ended
                                                                     June 30,            June 30,
                                                                       2001                2000
                                                                -------------------  ------------------
Sales:
Hardware sales                                                        $ 12,300,742         $ 9,749,791
Software sales                                                             209,436             196,661
                                                                -------------------  ------------------
        Total sales                                                     12,510,178           9,946,452
                                                                -------------------  ------------------

Cost and expenses:
    Cost of products sold                                                5,076,113           3,738,975
    Research and development expenses                                    1,521,978           1,320,596
    Selling, general and administrative expenses                         3,786,526           3,324,509
                                                                -------------------  ------------------

                                                                        10,384,617           8,384,080
                                                                -------------------  ------------------

           Operating income                                              2,125,561           1,562,372

Other expense                                                            (162,545)           (230,960)
                                                                -------------------  ------------------

           Income before income taxes                                    1,963,016           1,331,412

Provision for income taxes                                                 628,166             426,050
                                                                -------------------  ------------------

           Net income                                                  $ 1,334,850          $  905,362
                                                                ===================  ==================

Net income per common and common equivalent share:
    Basic                                                                    $0.28               $0.20
                                                                ===================  ==================
    Diluted                                                                  $0.28               $0.20
                                                                ===================  ==================

Weighted average common and common equivalent
    shares outstanding:
      Basic                                                              4,693,734           4,627,025
                                                                ===================  ==================
      Diluted                                                            4,758,858           4,638,299
                                                                ===================  ==================

See notes to condensed financial statements.





                                   VMIC, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                           Nine months ended
                                                                     June 30,            June 30,
                                                                       2001                2000
                                                                -------------------  ------------------
Sales:
Hardware sales                                                        $ 36,504,601        $ 26,856,075
Software sales                                                             770,841             695,124
                                                                -------------------  ------------------
        Total sales                                                     37,275,442          27,551,199
                                                                -------------------  ------------------

Cost and expenses:
    Cost of products sold                                               15,001,824          10,123,263
    Research and development expenses                                    4,248,457           3,886,283
    Selling, general and administrative expenses                        11,141,498           9,552,927
                                                                -------------------  ------------------

                                                                        30,391,779          23,562,473
                                                                -------------------  ------------------

           Operating income                                              6,883,663           3,988,726

Other expense                                                            (565,342)           (697,130)
                                                                -------------------  ------------------

           Income before income taxes                                    6,318,321           3,291,596

Provision for (benefit from) income taxes                                2,021,863         (2,044,958)
                                                                -------------------  ------------------

           Net income                                                 $  4,296,458        $  5,336,554
                                                                ===================  ==================

Net income per common and common equivalent share:
    Basic                                                                    $0.92               $1.16
                                                                ===================  ==================
    Diluted                                                                  $0.91               $1.15
                                                                ===================  ==================

Weighted average common and common equivalent
    shares outstanding:
      Basic                                                              4,683,914           4,613,290
                                                                ===================  ==================
      Diluted                                                            4,740,211           4,626,861
                                                                ===================  ==================

See notes to condensed financial statements.



                                   VMIC, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                Nine months ended
                                                                              June 30,         June 30,
                                                                                2001             2000
                                                                           ---------------- ---------------

Cash flows from operating activities:
    Net income                                                                 $ 4,296,458     $ 5,336,554
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                            1,998,320       2,223,866
        Provision for losses on accounts receivable                                      0          36,000
        Stock issued in lieu of cash compensation                                        0          29,813
        Gain on disposal of property and equipment                                   6,023               0
        Change in operating assets and liabilities:
           Accounts receivable                                                 (2,488,536)     (1,232,366)
           Inventories                                                         (1,403,570)     (2,913,297)
           Prepaid expenses                                                          5,630          97,475
           Income tax receivable                                                   (5,000)         101,315
           Income tax payable                                                      870,557       1,053,309
           Deferred income tax                                                           0     (3,098,267)
           Accounts payable                                                      (441,164)         543,655
           Accrued liabilities                                                     267,166       (872,857)
                                                                           ---------------- ---------------
               Total adjustments                                               (1,190,574)     (4,031,354)
                                                                           ---------------- ---------------
               Net cash provided by operating activities                         3,105,884       1,305,200
                                                                           ---------------- ---------------

Cash flows from investing activities:
    Capital expenditures                                                         (805,788)     (1,364,105)
    Software development costs and purchased product and software costs          (189,979)       (150,328)
                                                                           ---------------- ---------------
               Net cash used in investing activities                             (995,767)     (1,514,433)
                                                                           ---------------- ---------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                     1,241,127       2,042,662
    Principal payments on long-term debt                                       (3,864,377)     (2,372,710)
    Proceeds from issuance of common stock                                         241,384         285,962
                                                                           ---------------- ---------------
               Net cash used in financing activities                           (2,381,866)        (44,086)
                                                                           ---------------- ---------------

Net decrease in cash and cash equivalents                                        (271,749)       (253,319)

Cash and cash equivalents, beginning of period                                     593,400         582,883
                                                                           ---------------- ---------------

Cash and cash equivalents, end of period                                        $  321,651      $  329,564
                                                                           ================ ===============





See notes to condensed financial statements.

                                   VMIC, Inc.
                     Notes to Condensed Financial Statements


1.       Basis of Presentation

       The accompanying unaudited condensed financial statements of VMIC, Inc. (the Company) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the interim condensed financial statements have been included, and all adjustments are of a normal and recurring nature. The condensed financial statements as of and for the interim period ended June 30, 2001 should be read in conjunction with the Company's financial statements as of and for the year ended September 30, 2000 included in the Company's Form 10-K filed December 29, 2000. Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. The September 30, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.



2.     Stock Options

       The Company granted 2,000 options to purchase shares of common stock on varying dates throughout the quarter to employees under the Employee Stock Option Plan, at the market price as of the effective date. Also options to purchase 6,650 shares of common stock were exercised during the quarter.

                                   VMIC, Inc.

               Notes to Condensed Financial Statements (Continued)



 3.  Earnings Per Share



Earnings Per Share:
A summary of the calculation of basic and diluted earnings per share is as follows:
                                                          Income              Shares         Per-Share
                                                        (Numerator)       (Denominator)       Amount
                                                    -------------------- ----------------- --------------
    Three months ended June 30, 2001

Basic EPS:
    Income available to common stockholders                 $ 1,334,850         4,693,734         $ 0.28
Effect of dilutive securities:
    Stock options                                                                  65,124

Diluted EPS:                                                $ 1,334,850         4,758,858         $ 0.28
                                                    -------------------- ----------------- --------------
     Three months ended June 30, 2000

Basic EPS:
    Income available to common stockholders                   $ 905,362         4,627,025         $ 0.20
Effect of dilutive securities:
    Stock options                                                                  11,274

Diluted EPS:                                                  $ 905,362         4,638,299         $ 0.20

                                                          Income              Shares         Per-Share
                                                        (Numerator)       (Denominator)       Amount
                                                    -------------------- ----------------- --------------
    Nine months ended June 30, 2001

Basic EPS:
    Income available to common stockholders                 $ 4,296,458         4,683,914         $ 0.92
Effect of dilutive securities:
    Stock options                                                                  56,297

Diluted EPS:                                                $ 4,296,458         4,740,211         $ 0.91
                                                    -------------------- ----------------- --------------
    Nine months ended June 30, 2000


Basic EPS:
    Income available to common stockholders                 $ 5,336,554         4,613,290         $ 1.16
Effect of dilutive securities:
    Stock options                                                                  13,571

Diluted EPS:                                                $ 5,336,554         4,626,861         $ 1.15



4.       Inventories

     At June 30, 2001 and September 30, 2000, inventories consist of the following:


                                              June 30,          September 30,
                                               2001                2000
                                            (Unaudited)
                                         ------------------ ------------------

Raw Materials                                  $ 4,732,544        $ 4,146,871
Work in Process                                  2,494,037          2,361,306
Finished Goods                                   2,085,699          1,400,532
                                         ------------------ ------------------
                                                 9,312,280          7,908,709

Less Reserve for Inventory Obsolescence          (267,196)          (267,196)
                                         ------------------ ------------------

Inventory, net                                 $ 9,045,084        $ 7,641,513
                                         ================== ==================





5.       Segment Reporting

     The Company's reportable segments are based on the Company's method of internal reporting which is disaggregated operationally. The two reportable segments, U.S. and International, are evaluated based on gross profit; therefore, selling general, and administrative costs, as well as research and development expense, interest income, interest expense and provision for taxes is reported on an entity-wide basis only.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the three and nine months ended June 30, 2001 and 2000 are summarized as follows:


                                          Three Months Ended                    Nine Months Ended
                                      June 30,           June 30,           June 30,           June 30,
                                        2001               2000               2001               2000
                                  ------------------  -----------------  --------------- --------------------


Total Sales:
        U.S.                           $ 10,130,750       $ 7,639,941         $ 28,551,092    $ 21,159,250
        International                     2,379,428         2,306,511            8,724,350       6,391,949
                                  ------------------ ----------------- -------------------- ---------------
                                       $ 12,510,178       $ 9,946,452         $ 37,275,442    $ 27,551,199
                                  ================== ================= ==================== ===============

Gross Profit:
        U.S.                            $ 6,102,889       $ 4,991,683         $ 17,468,009    $ 13,877,263
        International                     1,331,176         1,215,794            4,805,609       3,550,673
                                  ------------------ ----------------- -------------------- ---------------
                                        $ 7,434,065       $ 6,207,477         $ 22,273,618    $ 17,427,936
                                  ================== ================= ==================== ===============



The Company's identifiable assets as of June 30, 2001 and September 30, 2000 relate to the U.S. Segment only.

6.       Subsequent Event

     VMIC's board of directors unanimously approved an Agreement and Plan of Merger (the "Merger"), dated as of July 3, 2001, as amended on July 13, 2001 and as amended and restated on July 20, 2001, among GE Fanuc Automation North American, Inc., Shandy Merger Corp., a wholly-owned subsidiary of GE Fanuc, and VMIC, Inc. ("VMIC").

     In the Merger, each outstanding share of common stock, par value $.10 per share, of VMIC, other than dissenting shares, will be converted into the right to receive an amount equal to $13.3524 in cash, without interest. In addition, subject to certain contingencies, stockholders could receive up to approximately $1.51 per share, to be disbursed from an escrow deposit and expenses deposit (as described in the merger agreement). As a result of the Merger, VMIC will become a wholly-owned subsidiary of GE Fanuc.


7.       Recently Issued Accounting Pronouncements

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date. This statement supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting. For business combinations completed prior to June 30, 2001, the statement requires companies to recognize intangible assets apart from goodwill and expand the disclosures about assets acquired and liabilities assumed. The impact of SFAS No. 141 on the financial statements is not expected to be material.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001. This Statement supersedes APB Opinion No. 17, Intangible Assets. This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the implementation of the Statement and companies will test goodwill at least annually for impairment. The impact of SFAS No. 142 on the financial statements is not expected to be material.

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months ended June 30, 2001


     Except for historical information contained herein, this document contains forward-looking statements as defined in Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties are discussed in more detail below. These forward-looking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "believes", "anticipates", "expects", "plans", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals or strategies are forward-looking statements.


     Company Overview


     VMIC is a leading supplier of standard bus board-level products, software and I/O systems for the embedded computer industry. The products perform a broad range of functions such as storage area and computer networking, data acquisition and control, PC single-board computers and complete I/O systems based upon a PC-based control software product. The Company offers a broad range of software products based upon the most popular operating systems.


     The Company's products are used in communications and networking of computers and computer storage systems, voice recognition systems, medical testing machines, telephone switching, digital television signal routing, rolling mills for steel and aluminum, textile machines, munitions testing, engine propulsion systems, automotive manufacturing machines, aircraft wheel testing systems, robotic arm control systems and other applications.


     The Company expects significant growth in the telecommunications/datacom industry and storage area networks. The Company plans to continue to market its products to the defense, test and measurement, medical, industrial automation and other markets.


     The Company's strategic vision is to offer standard bus boards, software and systems to high-growth markets with a focus on PC SBCs and communications/networks. Our strategy in the SBC market is to offer leading edge PC computer technology for standard products and attract high-volume OEM business through mass customization for key accounts. The Company's strategy for growth in communications/networking is to focus on the Fibre Channel, SCSI, high-speed Gigabit Ethernet and Reflective Memory product lines. Our focus for these product lines is in the embedded computer market and the broader server markets. The Company has recently won significant design-ins and contracts in the SAN and computer clustering markets.


     Results of Operations (Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000)


     Sales


     For the three-month period ended June 30, 2001, sales increased 26.3 percent to $12.5 million compared to $9.9 million for the three-month period ended June 30, 2000. The increase in sales can be attributed to additional orders from telecom carriers that were experiencing rapid growth as they built out their networks to accommodate voice, data and video services.

     International sales for the three months ended June 30, 2001 increased 4.3 percent to $2.4 million compared to $2.3 million for the three months ended June 30, 2000. Domestic sales for the three months ended June 30, 2001 increased 32.9 percent to $10.1 million compared to $7.6 million for the three months ended June 30, 2000.


     The Company's increased sales were generated primarily from four product areas involving input/output, communications/networking, SBCs and software. Sales for input/output products increased 7.3 percent to $4.4 million for the three-month period ended June 30, 2001 compared to $4.1 million for the same period in 2000. Sales for communications/network products increased
     12.0 percent to $2.8 million for the three-month period ended June 30, 2001 compared to $2.5 million for the same period in 2000. The increase in sales for communications/network products was primarily due to the Company's new Fibre Channel product line. Sales for the SBCs increased 61.3 percent to $5.0 million for the three-month period ended June 30, 2001 compared to $3.1 million for the same period in 2000. The increase in SBC sales was generated as a result of new design wins in telecommunications, medical, defense and industrial automation. Sales revenues across our leading customer markets increased due to both higher volumes of shipments and increased sales prices during the three months ended June 30, 2001.


     Software sales increased 6.1 percent to $209,000 for the three-month period ended June 30, 2001 compared to $197,000 for the same period in 2000. This increase in sales was generated because of improved acceptance of our PC-based control software in several of our key markets.


     Gross Profit


     For the three-month period ended June 30, 2001, gross profit increased 19.4 percent or $1.2 million to $7.4 million from $6.2 million for the three-month period ended June 30, 2000. Gross profit as a percentage of sales for the three-month period ended June 30, 2001 decreased to 59.2 percent from 62.6 percent for the three-month period ended June 30, 2000. Gross profit decreased due to our lower margin products (primarily our CPU product line) representing a significant portion of our total sales mix for the three months ended June 30, 2001. For the three-month period ended June 30, 2000, a higher percentage of our total sales mix was comprised of our higher margin products.


     Selling, General and Administrative Expenses


     For the three-month period ended June 30, 2001, selling, general, and administrative expenses increased 15.2 percent to $3.8 million from $3.3 million for the three-month period ended June 30, 2000. Selling, general and administrative expenses increased as a result of the Company's increase in sales revenue for the three months ended June 30, 2001. As a result of this increase in sales revenue, the Company incurred additional selling costs, sales commissions and administrative salaries. However, as a percentage of total sales, selling, general and administrative expenses decreased from 33.3 percent for the three months ended June 30, 2000 to
     30.4 percent for the three months ended June 30, 2001.


     Research and Development Expenses


     For the three-month period ended June 30, 2001, research and development expenses increased 15.4 percent to $1.5 million from $1.3 million for the three-month period ended June 30, 2000. This increase in research and development expenses was attributed to the Company's continued emphasis on the development of new products and the improvement of existing products in all primary market segments.


     Income Taxes


     Provision for income taxes for the three months ended June 30, 2001 was $0.6 million compared to $0.4 million for the three months ended June 30, 2000. The increase in provision for income taxes can be attributed to the Company's 47.4 percent increase in income before income taxes for the three months ended June 30, 2001 compared to the same period in 2000.

     Net Income and Earnings Per Share


     Net income was $1.3 million for the three months ended June 30, 2001 compared to $0.9 million for the three months ended June 30, 2000. Earnings per common share (diluted) were $0.28 for the three months ended June 30, 2001 compared to $0.20 for the three months ended June 30, 2000. The increase in earnings per share was primarily driven by the Company's increase in sales revenue and gross profit margin during the three months ended June 30, 2001.





     Results of Operations (Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000)


     Sales


     For the nine-month period ended June 30, 2001, sales increased 35.1 percent to $37.3 million compared to $27.6 million for the nine-month period ended June 30, 2000. The increase in sales can be attributed to additional orders from telecom carriers that were experiencing rapid growth as they built out their networks to accommodate voice, data and video services.


     International sales for the nine months ended June 30, 2001 increased 35.9 percent to $8.7 million compared to $6.4 million for the nine months ended June 30, 2000. Domestic sales for the nine months ended June 30, 2001 increased 34.9 percent to $28.6 million compared to $21.2 million for the nine months ended June 30, 2000.


     The Company's increased sales were generated primarily from four product areas involving input/output, communications/networking, SBCs and software. Sales for input/output products increased 9.7 percent to $13.6 million for the nine-month period ended June 30, 2001 compared to $12.4 million for the same period in 2000. Sales for communications/network products increased
     12.5 percent to $9.0 million for the nine-month period ended June 30, 2001 compared to $8.0 million for the same period in 2000. The increase in sales for communications/network products was primarily due to the Company's new Fibre Channel product line. Sales for SBCs increased 101.4 percent to $13.9 million for the nine-month period ended June 30, 2001 compared to $6.9 million for the same period in 2000. The increase in SBC sales was generated as a result of new design wins in telecommunications, medical, defense and industrial automation. Sales revenue across our leading customer markets increased due to both higher volumes in shipments and increased sales prices during the nine months ended June 30, 2001.


     Software sales increased 10.9 percent to $771,000 for the nine-month period ended June 30, 2001 compared to $695,000 for the same period in 2000. This increase in sales was generated because of improved acceptance of our PC-based control software in several of our key markets.


     Gross Profit


     For the nine-month period ended June 30, 2001, gross profit increased 28.2 percent or $4.9 million to $22.3 million from $17.4 million for the nine-month period ended June 30, 2000. Gross profit as a percentage of sales for the nine-month period ended June 30, 2001 decreased to 59.8 percent from 63.0 percent for the nine-month period ended June 30, 2000. Gross profit decreased due to our lower margin products (primarily our CPU product line) representing a significant portion of our total sales mix for the nine months ended June 30, 2001. For the nine-month period ended June 30, 2000, a higher percentage of our total sales mix was comprised of our higher margin and higher volume products.

     Selling, General and Administrative Expenses


     For the nine-month period ended June 30, 2001, selling, general and administrative expenses increased 15.6 percent to $11.1 million from $9.6 million for the nine-month period ended June 30, 2000. Selling, general and administrative expenses increased as a result of the Company's increase in sales revenue for the nine months ended June 30, 2001. As a result of this increase in sales revenue, the Company incurred additional selling costs, sales commissions and administrative salaries. However, as a percentage of total sales, selling, general and administrative expenses decreased from
     34.8 percent for the nine months ended June 30, 2000 to 29.8 percent for the nine months ended June 31, 2001.


     Research and Development Expenses


     For the nine-month period ended June 30, 2001, research and development expenses increased 7.7 percent to $4.2 million from $3.9 million for the nine-month period ended June 30, 2000. The increase in research and development expenses was attributed to the Company's continued emphasis on the development of new products and the improvement of existing products in all primary market segments.


     Income Taxes


     Provision for income taxes for the nine months ended June 30, 2001 was $2.0 million compared to a benefit from income taxes of $2.0 million for the nine months ended June 30, 2000. The net benefit from income taxes for the nine months ended June 30, 2000 was comprised of a provision for income taxes of $1.1 million, offset by a $3.1 million benefit from income taxes due to the reversal of the Company's deferred tax asset valuation allowance during the second quarter of fiscal year 2000.


     Net Income and Earnings Per Share


     Net income was $4.3 million for the nine months ended June 30, 2001 compared to $5.3 million for the nine months ended June 30, 2000. Earnings per common share (diluted) were $0.91 for the nine months ended June 30, 2001 compared to $1.15 for the nine months ended June 30, 2000. The decrease in earnings per share can primarily be attributed to the $3.1 million reversal of the Company's deferred tax asset valuation allowance during the second quarter of fiscal year 2000.


     Liquidity and Capital Resources


     Historically, the Company's cash flows from operations and available credit facilities have provided adequate liquidity and working capital to fully fund our operational needs. As of June 30, 2001, the Company's variable line of credit for working capital was $8.0 million, of which $0.8 million was used. The Company's cash flow was sufficiently positive during 2001 to allow us to reduce borrowings on our working line of credit from $1.2 million to $0.8 million. During the second quarter of 2001, the Company renewed its $8.0 million working line of credit and negotiated a new $2.0 million open, unused line of credit for capital equipment procurements. The variable line of credit expires on March 31, 2002. These lines of credit require the Company to maintain certain loan covenants and, as of June 30, 2001, the Company was in compliance with such covenants.


     Working capital was $11.2 million at June 30, 2001 compared to $5.8 million at September 30, 2000. Included in working capital at June 30, 2001 are cash and cash equivalents of $0.3 million compared to $0.6 million at September 30, 2000. Total working capital increased as a result of the Company's earnings recognized for the nine months ended June 30, 2001 and changes in certain operating assets and liabilities.

     Current assets were $18.9 million at June 30, 2001 compared to $15.3 million at September 30, 2000 primarily due to a $2.5 million increase in accounts receivable and a $1.4 million increase in inventories. The increase in accounts receivable can be attributed to increased sales levels during the nine months ended June 30, 2001. The increase in inventories can be attributed to the Company's planned build-up of finished goods and component inventories in anticipation of additional customer sales demand in the fourth quarter of fiscal year 2001. Current liabilities were $7.7 million at June 30, 2001 compared to $9.4 million at September 30, 2000 primarily due to $2.6 million of net principal payments on notes and mortgages and a $0.4 million decrease in accounts payable, offset by a $0.9 million increase in income taxes payable and a $0.2 million increase in accrued liabilities. Accounts payable decreased due to the timing of payments for inventory components at year-end. The increase in accrued liabilities can be attributed to approximately $200,000 of additional bonuses for executives and sales managers that were accrued as of June 30, 2000 due to the company's increased profitability during fiscal year 2001.


     Operating activities for the nine-month period ended June 30, 2001 provided $3.1 million of cash primarily due to net income of $4.3 million, depreciation and amortization of $2.0 million, offset by increases in accounts receivable and inventory of $2.5 million and $1.4 million, respectively. Cash used in investing activities was $1.0 million for the nine months ended June 30, 2001, of which $0.8 million was used for capital expenditures of property, plant and equipment. Cash used in financing activities was $2.4 million for the nine months ended June 30, 2001, of which $3.9 million was used to reduce the principal balance on notes and mortgages, offset by $1.2 million of proceeds from the issuance of long-term debt.


     Inventory turnover for the nine months ended June 30, 2001 was approximately 163 days compared to approximately 170 days for the same period in 2000. Inventory turnover decreased due to longer lead times. Accounts receivable from customers were outstanding on average approximately 55 days for the nine months ended June 30, 2001 compared to approximately 52 days for the same period in 2000.


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

PART II - OTHER INFORMATION




     Signatures


     Management Representation


     The accompanying Balance Sheets at June 30, 2001, and September 30, 2000 as well as the Statements of Operations, Statements of Changes in Stockholders' Equity, and Statements of Cash Flows for the nine months June 30, 2001 and June 30, 2000 have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.




     August 14, 2001                By: /s/ Gordon Hubbert

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




     August 14, 2001                  By: /s/ Carroll E. Williams

     Date                             Carroll E. Williams
                                      President, CEO, and Chairman